Form 10QSB
period 2007-09-30
4th Grade Films Inc
filed 2007-11-13
CIK 1400683

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                    000-52825

                              4TH GRADE FILMS, INC.
                           ------------------------
       (Name of Small Business Issuer as specified in its charter)

        UTAH                                        20-8980078
        ----                                        -----------
(State or other jurisdiction of                  (Employer I.D. No.)
       organization)

                         1338 SOUTH FOOTHILL DRIVE, #163
                            SALT LAKE CITY, UT 84108
                                -----------------
                     (Address of Principal Executive Office)

 Issuer's Telephone Number, including Area Code:  (801) 649-3519

          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes         No    X
         ----     ----                  ----         ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               September 30, 2007

                                     745,000

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements are on file with the Company's Auditor.


                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                                  BALANCE SHEET
                              As of September 30, 2007
                                and June 30, 2007

                                                       09/30/07      6/30/07
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets
      Cash                                            $   15,813  $   32,343
      Film Costs - Notes 1 & 5                            68,448      57,719
                                                      -----------    --------
         Total Assets                                 $   84,261  $   90,062
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

      Accounts Payable                                $    1,645  $       75
      Accrued Director Compensation                        1,500           0
      Income Taxes Payable                                   100         100
                                                       -----------    --------
         Total Liabilities                            $    3,245  $      175
                                                      ===========    ========

Stockholders' Equity:

        Preferred stock - 5,000,000 shares
        authorized at $.01 par; 30,000 shares
        issued and outstanding (Series A
        Convertible)- Note 6                                300          300

        Common stock - 50,000,000 shares
        authorized at $0.01 par; 745,000
        shares issued and outstanding                     7,450        7,450

        Additional paid-in capital                       87,462       87,462

        Deficit accumulated, during Development Stage   (14,196)      (5,325)
                                                      -----------    --------
Total Stockholders' Equity                               81,016       89,887
                                                      -----------    --------
        Total Liabilities and Stockholders' Equity   $   84,261   $   90,062
                                                      ===========    ========



                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF OPERATIONS
               For the Three Month Period Ended September 30, 2007
          and for the period from inception through September 30, 2007

                                                         For the
                                                       Period from
                                         For the        Inception
                                       Three Months     [4/25/07]
                                          Ended          through
                                         09/30/07        09/30/07
                                        ---------      -------------


Revenues                                 $     0       $        0

Operating Expenses
        Professional Expenses              7,104           12,227
        SG&A                               1,767            1,869
                                         --------      -----------
Total Operating Expenses                   8,871           14,096

Net Income from Operations                (8,871)         (14,096)
                                         --------      -----------

Net Income before Taxes                   (8,871)         (14,096)

Provision for Income Taxes                     0              100
                                         --------      -----------

Net Income                                (8,871)         (14,196)
                                         ========      ===========

Basic and Diluted Earnings per
Common Share                              $  (.01)      $     (.02)
                                         ========      ============

Weighted Average Shares Outstanding       745,000         745,000
                                         ========      ===========

                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Month Period Ended September 30, 2007
          and for the period from inception through September 30, 2007


                                                                            For the
                                                                          Period from
                                                             For the       Inception
                                                           Three Months    [4/25/07]
                                                              Ended         through
                                                             9/30/07        9/30/07
                                                            --------      -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                      (8,871)      (14,196)
Adjustments to reconcile net income to net cash
provided by operating activities:

    Additions to Capitalized Film Costs                      (10,729)      (68,448)
    Increase/(Decrease) in Accounts Payable                    1,570         1,645
    Increase/(Decrease) in Accrued Director Compensation       1,500         1,500
    Increase/(Decrease) in Income Taxes payable                    0           100
    Issued Common Stock in Exchange for Payment of Expenses        0         5,212
                                                           ---------      --------
   Net Cash Provided by/(Used for) in Operating  Activities  (16,530)      (74,187)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0             0
                                                           ---------      --------
   Net Cash Used by Investing Activities                           0             0

Cash Flows Provided by Financing Activities
    Issued Preferred Stock for Cash                                0        90,000
                                                           ---------      --------
   Net Cash Provided by Financing Activities                       0        90,000

                Net Increase(decrease) in Cash               (16,530)       15,813

Beginning Cash Balance                                        32,343             0
                                                           ---------      --------

Ending Cash Balance                                      $    15,813    $   15,813
                                                           =========      ========

Supplemental schedule of cash flow activities
    Cash paid for
       Interest                                         $         0     $        0
       Income taxes                                     $         0     $        0
       Common Stock Issued in Exchange for Payment
       of Expenses                                      $     5,212     $    5,212


                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                 Notes to the Consolidated Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of 4TH Grade Films, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the period ended June 30, 2007. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

          Filmed Entertainment Costs - In accordance with SOP 00-2, Filmed entertainment costs include capitalized production costs and overhead. These costs, as well as participation and exploitation costs, are recognized as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is taken not to develop the story or after three years.

          Filmed entertainment costs are stated at the lower of unamortized cost or estimated fair value on an individual motion picture or television product basis. Revenue forecasts for both motion pictures and television products are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues an other events or changes in circumstances indicate that a motion picture or television production has a fair value that is less than its unamortized cost, a loss is recognized currently for the amount by which the unamortized cost exceeds the film or television production's fair value.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (8,871) for the three months ended September 30, 2007. Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                 Notes to the Consolidated Financial Statements

NOTE 3- DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          The Company's three directors will be paid $1,000 per year for their services. Executive compensation will be paid semi-annually, with the first $500 payment commencing on October 1, 2007, and the subsequent $500 payment to be paid March 1, 2008. As of September 30, 2007, the Company has accrued $1,500 in director compensation.

          As of September 30, 2007, approximately 68% of the Company's parent corporation, Hangman Productions, Inc., issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          The Company rents office space from the Company's President at a cost of $75 per month.


NOTE 4- IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

          SFAS 159 - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition, but it is not expected to have a significant impact since the Company does not engage in many of the items identified in the Statement.

                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                 Notes to the Consolidated Financial Statements

Note 5 -  Film Costs

          Film costs consisted of the following as of September 30, 2007:

            Films:

            Released                       $        -
            Completed, not released                 -
            In production                      68,448
            In development, or Preprodution         -
                                           ----------
            Total                          $   68,448
                                           ==========

          As of September 30, 2007, the Company does not have any unamortized film costs of completed or released films or participation liabilities and, therefore, does not present an estimate of the amortization of these costs.

Note 6 - Stockholders Equity

         Preferred Stock - Series A

          Pursuant to the authority vested in the Board of Directors the Company provided for the issuance of a series of Preferred Stock, designated Preferred Stock, Series A, consisting of one million (1,000,000) of the currently authorized five million (5,000,000) shares of Preferred Stock. Each share of Preferred Stock, Series A, can be converted at the option of the record holder thereof any time prior to August 31, 2008, into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On August 31, 2008, all remaining issued and outstanding shares of Preferred Stock, Series A, shall automatically be called and each share of Preferred Stock, Series A, shall be converted into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. Furthermore, the Preferred Stock, Series A, shall be preferred over the shares of Common Stock and any other series of Preferred Stock as to assets so that in the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Preferred Stock, Series A, shall be entitled to receive out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any distribution is made to the holders of shares of Common Stock or any other series of Preferred Stock, an amount equal to one cent ($0.01) per share. In addition, the holders of the Preferred Stock, Series A have no voting rights.

          On or about May 15, 2007, the Company offered a no minimum and a maximum of 30,000 shares of Preferred Stock, Series A, at $3.00 per share pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. The Company completed the offering on or about June 1, 2007, selling all 30,000 shares of Preferred Stock, Series A, for gross proceeds of $90,000.

         Common Stock

          During the  Company's  Board of  Directors  meeting  held on April 24,
          2007, the Company authorized the issuance of 745,000 or $0.01 par value common shares to the Company's parent in exchange for expenses incurred by Hangman Productions, Inc. The expenses paid by Hangman Productions, Inc., totaled $5,212 which created an additional paid-in deficit of $2,238 related to the issuance of the common shares. The 745,000 shares issued to Hangman Productions, Inc., account for all issued and outstanding common shares of the Company.

Item 2.Management's Discussion and Analysis or Plan of Operation.

     PLAN OF OPERATION

     The Company's plan of operation for the next 12 months is to continue with its current business operations in the independent film industry. The Company has accumulated losses since inception and has not been able to generate profits from operations. The Company is currently in post-production on its first film project. The Company intends to generate revenue through marketing and distributing the film, however the Company can provide no assurances that it will be able to generate any revenue from the film. Operating capital, including the proceeds to finance the Company's first film project has been raised through the Company's shareholders. If the Company does not successfully generate profits from its initial film, there are no assurances that the Company will be able to raise additional capital for operations and/or other independent film projects.

     The Company has not been able to generate positive cash flow from operations since inception. This along with the above mentioned factors raise substantial doubt the Company's ability to continue as a going concern.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended September 30, 2007, resulted in a net loss of ($8,871). The Basic Loss per Share for the three month period ended September 30, 2007 was ($0.01). Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of $(8,871) on no revenue for the period ended September 30, 2007. The Company's inception was April 25, 2007 and therefore the Company can provide no financial comparisons to previous quarterly periods. The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, and if and until the Company obtains distribution of its film projects, no such forecast or guidance will be formulated or provided.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of sales was $0 for the three month period ended September 30, 2007. The Company did not generate any revenue for the period ended September 30, 2007, and therefore did not incur any expenses related to revenue.

     OPERATING RESULTS OPERATING EXPENSES

     Operating  expense for the three month period ended September 30, 2007, was
8,871.  Operating  expenses  included  director  compensation,   office  rental,
professional fees, and general  administrative  expenses.

   - The Company's officer and director are paid $1,000 per year for their services. Executive compensation will be paid semi-annually, with the first $500 payment commencing on October 1, 2007, and the subsequent $500 payment to be paid March 1, 2008.

   - The Company rents office space from the Company's President at a cost of $75 per month. The rent paid has been determined by the Company to be fair market rental rate for the space, phone and computer provided.

   - The Company's professional fees include accounting, legal and other professional fees. The accounting expenses incurred in the three month period ended September 30, 2007 totaled $4,523. The Company estimates annual accounting expenses to be approximately $10,000. The Company's legal and other professional expenses for the period ended September 30, 2007, was $2,581. Managment's estimate for legal and other professional expenses for the fiscal year is budgeted at $3,000.

   - The Company's general administrative expenses for the three month period ended September 30, 2007 was $1,767. General adminstrative expenses for the fiscal year ending 2008 are estimated at $500.

     OPERATING RESULTS INTEREST EXPENSES

     The Company did not incur any interest expense in the quarter ended September 30, 2007 or the period from inception through September 30, 2007.

     LIQUIDITY

     As of September 30, 2007, the Company had no accounts receivable, $3,145 in accounts payable and accrued directors compensation and no short or long term debt. Furthermore the Company had no inventory as of September 30, 2007. However, the Company has capitalized film development costs of 68,448.

     The Company has a cash balance of $15,813 as of September 30, 2007. Management anticipates that the Company's existing cash balance and loans from the Company's management should cover the Company's general expenses of operation for the next twelve months. Currently, the Company does not require any additional short term or long term capital requirements for operational expenses over the next twelve months. If Company deems additional funds are needed for operations, the Company's management will advance the Company monies not to exceed $50,000, as loans to the Company, to help the Company produce, market or distribute film content. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are need that it will be able to obtain financing.

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Management will continue to seek to explore opportunities to enhance the value of the Company and its profitability.

     CRITICAL ACCOUNTING POLICIES - ESTIMATES

     Our discussion herein and analysis thereof is based upon our financial statements in Item 1 above, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission("SEC")for interim financial reporting. The preparation of these statements requires management to make estimates and best judgments that affect the reported amounts. See Note 4 contained in Item 1 for additional discussions of these and other accounting policies and disclosures required by GAAP.

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of September 30, 2007.

Item 3.Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of 4TH Grade Films, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: 11/13/07              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer

                                  CERTIFICATION

I, James Doolin, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of 4TH Grade Films, Inc.; 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/07                  /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                4TH Grade Films, Inc.

Date: 11/13/07                  /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, President and Director