Form 10QSB
period 2007-12-31
4th Grade Films Inc
filed 2008-01-30
CIK 1400683

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2007

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

(1)  Yes  X    No              (2)  Yes  X      No
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

                                January 30, 2008

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


                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                             CONDENSED BALANCE SHEET
                              As of December 31, 2007
                                and June 30, 2007

                                                       12/31/07      6/30/07
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets
      Cash                                            $    1,223  $   32,343
                                                      -----------    --------
         Total Current Assets                         $    1,223  $   32,343

      Film Costs                                          77,448      57,719
                                                      -----------    --------
         Total Assets                                 $   78,671  $   90,062
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

      Accounts Payable                                $    3,957  $       75
      Accrued Director Compensation                          750           0
      Income Taxes Payable                                     0         100
                                                       -----------    --------
         Total Current Liabilities                    $    4,707  $      175
                                                       -----------    --------

         Total Liabilities                            $    4,707  $      175
                                                      ===========    ========

Stockholders' Equity:

        Preferred stock - 5,000,000 shares
        authorized at $.01 par; 30,000 shares
        issued and outstanding (Series A
        Convertible)                                        300          300

        Common stock - 50,000,000 shares
        authorized at $0.01 par; 745,000
        shares issued and outstanding                     7,450        7,450

        Additional paid-in capital                       87,462       87,462

        Deficit accumulated, during Development Stage   (21,248)      (5,325)
                                                      -----------    --------
Total Stockholders' Equity                               73,964       89,887
                                                      -----------    --------
        Total Liabilities and Stockholders' Equity   $   78,671   $   90,062
                                                      ===========    ========



                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF OPERATIONS
           For the Three Month and Six Months Ended December 31, 2007
           and For the Period from Inception through December 31, 2007

                                                                      For the
                                                                    Period from
                                         For the         For the     Inception
                                       Three Months     Six Months   [4/25/07]
                                          Ended           Ended       through
                                         12/31/07        12/31/07     12/31/07
                                        ---------       ---------    ---------


Revenues                                 $     0       $        0     $      0

Operating Expenses
        Professional Expenses              6,110           13,215       18,338
        SG&A                                 941            2,708        2,810
                                         --------       ---------     ---------
Total Operating Expenses                   7,051           15,923       21,148

Net Income/(Loss)from Operations          (7,051)         (15,923)     (21,148)
                                         --------       ---------     ---------

Net Income/(Loss)before Taxes             (7,051)         (15,923)     (21,148)

Provision for Income Taxes                     0                0          100
                                         --------       ----------    ---------

Net Income/(Loss)                         (7,051)         (15,923)     (21,248)
                                         ========       ==========    =========

Basic and Diluted Earnings/(Loss)
per Common Share                         $  (.01)      $    (.03)    $   (.03)
                                         ========       ==========    =========

Weighted Average Shares Outstanding       745,000         745,000       736,096
                                         ========       ==========    =========

                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS
           For the Three Month and Six Months Ended December 31, 2007
           and For the Period from Inception through December 31, 2007


                                                                           For the
                                                                         Period from
                                                             For the      Inception
                                                           Six Months     [4/25/07]
                                                              Ended        through
                                                             12/31/07       12/31/07
                                                            ---------    -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                     (15,923)      (21,248)
Adjustments to reconcile net income/(loss) to net cash
provided by/(used by) operating activities:

    Increase/(Decrease) in Capitalized Film Costs            (19,729)      (77,448)
    Increase/(Decrease) in Accounts Payable                    3,882         3,957
    Increase/(Decrease) in Accrued Director Compensation         750           750
    Increase/(Decrease) in Income Taxes payable                 (100)            0
    Issued Common Stock in Exchange for Payment of Expenses        0         5,212
                                                           ---------   -----------
   Net Cash Used by Operating Activities                     (31,120)      (88,777)

Cash Flows Used by Investing Activities
    Purchase of equipment                                          0             0
                                                           ---------   -----------
   Net Cash Used by Investing Activities                           0             0

Cash Flows Provided by Financing Activities
    Issued Preferred Stock for Cash                                0        90,000
                                                           ---------    -----------
   Net Cash Provided by Financing Activities                       0        90,000

                Net Increase/(Decrease) in Cash              (31,120)        1,223

Beginning Cash Balance                                        32,343             0
                                                           ---------    -----------

Ending Cash Balance                                            1,223         1,223
                                                           =========    ===========

Supplemental schedule of cash flow activities
    Cash paid for
       Interest                                            $       0    $        0
       Income taxes                                        $       0    $        0
       Common Stock Issued in Exchange for Payment
       of Expenses                                         $       0    $    5,212


                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                   Notes to the Condensed Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of 4TH Grade Films, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-SB/A2 for the period ended June 30, 2007. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of $7,051 for the three months ended December 31, 2007. Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          The Company's three directors will be paid $1,000 per year for their services. Executive compensation will be paid semi-annually, with the first $500 payment commencing on October 1, 2007, and the subsequent $500 payment to be paid March 1, 2008. As of December 31, 2007, the Company has accrued $750 in director compensation.

          As of December 31, 2007, approximately 68% of the Company's parent corporation, Hangman Productions, Inc., issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

Note 4 -  Film Costs

          Film costs consisted of the following as of December 31, 2007:

            Films:

            Released                       $        -
            Completed, not released                 -
            In production                      77,448
            In development, or Preproduction        -
                                           ----------
            Total                          $   77,448
                                           ==========

          As of December 31, 2007, the Company does not have any unamortized film costs of completed or released films or participation liabilities and, therefore, does not present an estimate of the amortization of these costs.

Item 2.Management's Discussion and Analysis or Plan of Operation.

     PLAN OF OPERATION

     The Company's plan of operation for the next 12 months is to continue with its current business operations in the independent film industry. The Company has accumulated losses since inception and has not been able to generate profits from operations. The Company is currently in post-production on its first film project. The Company intends to generate revenue through selling the distribution rights of the film, however the Company can provide no assurances that it will be able to generate any revenue from the film. Operating capital, including the proceeds to finance the Company's first film project has been raised through the Company's shareholders. If the Company does not successfully generate profits from its initial film, there are no assurances that the Company will be able to raise additional capital for operations and/or other independent film projects.

     The Company's plans to market the film include submitting the film to a variety of domestic and international independent film festivals, engaging a producer's representative to market the film, and marketing the film directly to independent film distribution companies. Managment plans to continue to develop ideas for future film projects, but anticipates that a majority of its efforts will be spent on establishing distribution for its current film project.

     The Company has not been able to generate positive cash flow from operations since inception. This along with the above mentioned factors raise substantial doubt the Company's ability to continue as a going concern.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended December 31, 2007, resulted in a net loss of $7,051. The Basic Loss per Share for the three month period ended December 31, 2007 was ($0.01). Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of $7,051 and no revenue for the period ended December 31, 2007. The Company's inception was April 25, 2007 and therefore the Company can provide no financial comparisons to previous quarterly periods. The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, and if and until the Company obtains distribution of its film projects, no such forecast or guidance will be formulated or provided.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of sales was $0 for the three month period ended December 31, 2007. The Company did not generate any revenue for the period ended December 31, 2007, and therefore did not incur any expenses related to revenue.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the three month period ended December 31, 2007, was $7,051. Operating expenses included director compensation, professional fees, and general administrative expenses.

     - The Company's officer and director are paid $1,000 per year for their services. Executive compensation will be paid semi-annually, with the first $500 payment commencing on October 1, 2007, and the subsequent $500 payment to be paid March 1, 2008. The Company accrued director compensation payable in the amount of $750 for the three month period ended December 31, 2007.

     - The Company's professional fees include accounting and legal fees. The accounting expenses incurred in the three month period ended December 31, 2007 totaled $4,707. The Company estimates annual accounting expenses to be approximately $10,000. The Company's legal expenses for the period ended December 31, 2007, was $1,403. Managment's estimate for legal expenses for the fiscal year to be approximately $5,000.

     - The Company incurred $225 in rent for the three month period ended December 31, 2007. General adminstrative expenses for the fiscal year ending 2008 are estimated at $1,000.

     OPERATING RESULTS INTEREST EXPENSES

     The Company did not incur any interest expense in the quarter ended December 31, 2007 or the period from inception through December 31, 2007.

     LIQUIDITY

     As of December 31, 2007, the Company had no accounts receivable, $4,707 in accounts payable and accrued directors compensation and no short or long term debt. Furthermore the Company had no inventory as of December 31, 2007. However, the Company has capitalized film development costs of $77,448.

     The Company has a cash balance of $1,223 as of December 31, 2007. Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company's management will advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing..

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of December 31, 2007.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of 4TH Grade Films, Inc. (the "Company") on Form 10-QSB for the quarter ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: 1/30/08               /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer

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

Date: 1/30/08                   /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                4TH Grade Films, Inc.

Date: 1/30/08                   /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, President and Director