Form 10-Q
period 2008-03-31
4th Grade Films Inc
filed 2008-05-14
CIK 1400683

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act).

        Large accelerated filer [_]             Accelerated filer         [_]
        Non-accelerated filer   [_]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes |_| No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  May 13, 2008

                                     745,000

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements are on file with the Company's Auditor.

                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                             CONDENSED BALANCE SHEET
                              As of March 31, 2008
                                and June 30, 2007


        ASSETS                                                3/31/2008          6/30/2007
                                                             -----------        -----------
Assets

     Current Assets
         Cash                                                  $  1,925         $  32,343
                                                             -----------        -----------
     Total Current Assets                                         1,925            32,343
                                                             -----------        -----------

         Film Costs - Note 4                                     96,198            57,719
                                                             -----------        -----------
Total Assets                                                   $ 98,123          $ 90,062
                                                             ===========        ===========



       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

     Current Liabilities

         Accounts Payable                                      $  7,275         $      75
         Accrued Director Compensation                            1,500                 -
         Income Taxes Payable                                         -               100
                                                             -----------        -----------
     Total Current Liabilities                                    8,775               175

     Long Term Liabilities
         Note Payable - Shareholders                          $  20,502         $       -
                                                             -----------        -----------
     Total Long Term Liabilities                                 20,502                 -
                                                             -----------        -----------
Total Liabilities                                             $  29,277         $     175

     Stockholders' Equity

         Preferred Stock - 5,000,000 shares                         300               300
         authorized at $0.01 par; 30,000 shares
         issued and outstanding (Series  A
         Convertible)

         Common Stock - 50,000,000 shares
         authorized at $0.01 par; 745,000
         shares issued and outstanding                            7,450             7,450
         Paid-in Capital                                         87,462            87,462
         Deficit Accumulated during the development stage       (26,366)           (5,325)
                                                             -----------        -----------
     Total Stockholders' Equity                                  68,846            89,887
                                                             -----------        -----------
Total Liabilities and Stockholders' Equity                    $  98,123         $  90,062



                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF OPERATIONS
               For the Three and Nine Months Ended March 31, 2008
           and For the Period from Inception through March 31, 2008

                                                      For the                 For the
                                                   Three Months             Nine Months        Since Inception
                                                       Ended                   Ended               through
                                                      3/31/08                 3/31/08              3/31/08
                                                  ----------------        ----------------     -----------------

Revenues                                                 $      -                 $     -               $     -

Operating Expenses
      Professional Expenses                                 3,094                  16,309                21,432
      SG&A                                                  1,523                   4,231                 4,333
                                                  ----------------        ----------------     -----------------
Total Operating Expenses                                    4,617                  20,540                25,765
                                                  ----------------        ----------------     -----------------
Net Income/(Loss) from Operations                          (4,617)                (20,540)              (25,765)
                                                  ----------------        ----------------     -----------------
Interest Income                                                 -                       -                     -
Interest Expense                                             (501)                   (501)                 (501)
                                                  ----------------        ----------------     -----------------
Net Loss Before Income Taxes                               (5,118)                (21,041)              (26,266)
Provision for Income Taxes                                      -                       -                   100
                                                  ----------------        ----------------     -----------------
Net Loss                                                   (5,118)                (21,041)              (26,366)
                                                  ================        ================     =================

Loss Per Share                                            $ (0.01)                $ (0.03)              $ (0.04)
                                                  ================        ================     =================
Weighted Average Shares Outstanding                       745,000                 745,000               738,465
                                                  ================        ================     =================

                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended March 31, 2008
           and For the Period from Inception through March 31, 2008

                                                                         For the
                                                                       Nine Months   Since Inception
                                                                          Ended          through
                                                                         3/31/08         3/31/08
                                                                       ------------    ------------

Net Loss                                                                   (21,041)        (26,366)

      Adjustments to reconcile net income/(loss) to net cash
      Provided/(Used) by Operating Activities:

          (Increase)/Decrease in Capitalized Film Costs                    (38,479)        (96,198)
          Increase/(Decrease) in Accounts Payable                            7,200           7,276
          Increase/(Decrease) in Accrued Director Compensation               1,500           1,500
          Increase/(Decrease) in Income Taxes Payable                         (100)              -
          Increase/<(Decrease) in Accrued Interest - Related Party             502             502
          Issued Common Stock in Exchange for Payment of Expenses                0           5,212
                                                                       ------------    ------------
      Net Cash Provided/(Used) by Operating Activities                     (50,418)       (108,075)

      Cash Provided/(Used) by Financing Activities

          Proceeds from Loan from Shareholder                               20,000          20,000
          Issued Preferred Stock for Cash                                        -          90,000
                                                                       ------------    ------------
      Net Cash Provided/(Used) by Financing Activities                      20,000         110,000

      Net Increase (decrease) in cash                                      (30,418)          1,925

Beginning Cash Balance                                                      32,343               -
                                                                       ------------    ------------

Ending Cash Balance                                                        $ 1,925         $ 1,925
                                                                       ============    ============

Supplemental Schedule of Cash Flow Activities

      Cash paid for
          Interest                                                         $    -          $   -
          Income taxes                                                     $ (100)         $   -
          Stock issued for accrued liabilities                             $    -          $   -




                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                   Notes to the Condensed Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of 4th Grade Films, Inc. (the "Company" or "4th Grade Films") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form 10-SB/A2 for the period ended June 30, 2007. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of $5,118 for the three months ended March 31, 2008. Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          The Company's three directors will be paid $1,000 per year for their services. Executive compensation will be paid semi-annually (October 1st, and April 1st). As of March 31, 2008, the Company has accrued $1,500 in director compensation.

          During the three months period ended March 31, 2008, a shareholder loaned the Company $20,000 on an unsecured debenture. The note accrues interest at 10% per annum and matures on December 31, 2010. For the quarter ended March 31, 2008, the Company accrued interest of $501 on the note.

          As of March 31, 2008, approximately 68% of the Company's parent corporation, Hangman Productions, Inc., issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

Note 4 -  Film Costs

          Film costs consisted of the following as of March 31, 2008:

            Films:

            Released                       $        -
            Completed, not released                 -
            In production                      96,198
            In development, or Preproduction        -
                                           ----------
            Total                          $   96,198
                                           ==========

          As of March 31, 2008, the Company does not have any unamortized film costs of completed or released films or participation liabilities and, therefore, does not present an estimate of the amortization of these costs.

Note 4 -  Recent Accounting Pronouncements

          In  September 2006,   the  FASB  issued  SFAS  No. 157,  "Fair  Value
          Measurements". This statement clarified the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning July 1, 2008. On February 12, 2008, the FASB issued Financial Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157." This Staff Position delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB's constituents additional time to consider the effect of the various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently evaluating the impact of this standard on its financial statements.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning July 1, 2009. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its financial statements.

          In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which will be effective for the Company beginning July 1, 2009. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company is evaluating the impact this statement may have on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     PLAN OF OPERATION

     The Company's plan of operation for the next 12 months is to continue with its current business operations in the independent film industry. The Company began production of an independent feature film in 2007. The film will be completed by June, 2008. The Company has accumulated losses since inception and has not been able to generate profits from operations. The Company intends to generate revenue through selling the film or the distribution rights of the film; however, the Company can provide no assurances that it will be able to generate any revenue from the film. Operating capital, including the proceeds to finance the Company's first film project has been raised through the Company's shareholders. If the Company does not successfully generate profits from its initial film, there are no assurances that the Company will be able to raise additional capital for operations and/or other independent film projects.

     The Company's plans to market the film include submitting the film to a variety of domestic and international independent film festivals, engaging a producer's representative to market the film, and marketing the film directly to independent film distribution companies. The Company's management will continue to formalize its distribution strategy, which may include both domestic and international distribution through a variety of media (film festivals, DVD, cable on-demand, internet, et al). Although 4th Grade Films' future projects are not solely contingent on a successful distribution of the film it will propel the commencement of additional film projects. Management plans to continue to develop ideas for future film projects, but anticipates that a majority of its efforts will be spent on establishing distribution for its current film project.

     The Company's long-term strategy includes producing subsequent feature films and exploring production opportunities outside narrative feature films including corporate videos, documentaries, and commercials. These projects will allow the Company to generate revenue by charging a production fee and passing production costs directly to the client.

     The Company has not been able to generate positive cash flow from operations since inception. This along with the above mentioned factors raise substantial doubt the Company's ability to continue as a going concern.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended March 31, 2008, resulted in a net loss of $5,118. The Basic Loss per Share for the three month period ended March 31, 2008 was ($0.01). Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of $5,118 and no revenue for the period ended March 31, 2008. The Company's inception was April 25, 2007 and therefore the Company can provide no financial comparisons to previous quarterly periods. The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, and if and until the Company obtains distribution of its film projects, no such forecast or guidance will be formulated or provided.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of sales was $0 for the three month period  ended March 31, 2008.  The
Company did not generate any revenue for the period ended March 31, 2008, and therefore did not incur any expenses related to revenue.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the three month period ended March 31, 2008, was $4,617. Operating expenses included director compensation, professional fees, and general administrative expenses.

     - The Company's officer and director are paid $1,000 per year for their services. Executive compensation is paid semi-annually, October 1st and April 1st. The Company accrued director compensation payable in the amount of $750 for the three month period ended March 31, 2008. The total accrued director compensation payable as of March 31, 2008, is $1,500.

     - The Company's professional fees include accounting and legal fees. The net accounting and legal expenses incurred in the three month period ended March 31, 2008 totaled $3,094. The Company estimates annual accounting expenses to be approximately $14,000. Management's estimate for legal expenses for the fiscal year to be approximately $5,000.

     - The Company incurred $225 in rent for the three month period ended March 31, 2008. General and administrative expenses for the quarter ended was approximately $550.

     OPERATING RESULTS INTEREST EXPENSES

     The Company incurred $501 in interest expense for the quarter ended March 31, 2008. The interest expense was attributed to loan from James Doolin, the Company's President and director. On February 1, 2008, Mr. Doolin loaned the Company $20,000. The loan matures December 31, 2010, and accrues interest at 10%, which is also payable December 31, 2010.

     LIQUIDITY

     As of March 31, 2008, the Company had no accounts receivable, $8,775 in accounts payable and accrued directors compensation. The Company also has a note payable to the Company's President, Mr Doolin, for $20,000. The Company had no inventory as of March 31, 2008, but has capitalized film development costs of $96,198.

     The Company has a cash balance of $1,925 as of March 31, 2008. Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company's management will continue to advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Currently a member of the Company's management has loaned the Company $20,000. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     This item is not applicable to smaller reporting companies.

Item 4(T). Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the President and Vice President, to allow timely decisions regarding required disclosures.

     Under the supervision and with the participation of our management, including our President and Vice President, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our President and Vice President concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

     Changes in Internal Control Over Financial Reporting

     During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        This item is not applicable to smaller reporting companies.

Item 1A. Risk Factors

        None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None; not applicable

Item 3. Defaults Upon Senior  Securities.

        None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        None; not applicable

Item 5. Other Information.

        None; applicable

Item 6. Exhibits.

        (a) Exhibits

        31.1 302 Certification of James Doolin

        31.2 302 Certification of Shane Thueson

        32 906 Certification

        (b)Reports on Form 8-K.

        None; Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                4TH Grade Films, Inc.

Date: 05/13/08                  /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 05/13/08                  /S/SHANE THUESON
                                --------------------------------------------
                                Shane Thueson, Vice President and Director