Form 10-K
period 2008-06-30
4th Grade Films Inc
filed 2008-08-28
CIK 1400683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: JUNE 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 4TH GRADE FILMS, INC. (Name of Small Business Issuer in its Charter) Commission File No. 000-52825

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No |X|

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act . Yes |_| No |X|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

           Large accelerated filer [ ]  Accelerated filed         [ ]
           Non-accelerated filer   [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenue for its most recent fiscal year:  -0-

     The market value of the voting stock held by non-affiliates is $9,080.00 based on 227,000 shares held by non-affiliates. Due to the lack of a trading market for the issuer's common stock, these shares have been arbitrarily valued at the same price of the Company's most recent common stock offering of $0.04 per share.

     As of August 27, 2008, the registrant had 2,045,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes |_| No |X|



                                Table of Contents

PART I............................................................................................................................3
   ITEM 1.        BUSINESS........................................................................................................3
   ITEM 1A.       RISK FACTORS....................................................................................................8
   ITEM 2:        PROPERTIES.....................................................................................................11
   ITEM 3:        LEGAL PROCEEDINGS..............................................................................................11
   ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................11
PART II..........................................................................................................................12
   ITEM 5:        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...12
   ITEM 6:        SELECTED FINANCIAL DATA........................................................................................13
   ITEM 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION...........................14
   ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................16
   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................................17
   ITEM 9:        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..................................................................31
   ITEM 9A:       CONTROLS AND PROCEDURES........................................................................................31
   ITEM 9B:       OTHER INFORMATION..............................................................................................32
PART III.........................................................................................................................32
   ITEM 10:       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE........................................................32
   ITEM 11.       EXECUTIVE COMPENSATION.........................................................................................35
   ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................37
   ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE......................................41
   ITEM 14:       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................................41
   ITEM 15:       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................................................................42
SIGNATURES.......................................................................................................................43

                                     PART I

                           FORWARD LOOKING STATEMENTS

     In this report, references to "4th Grade Films" "4th Grade," the "Company," "we," "us," and "our" refer to 4th Grade Films, Inc.

     This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which 4th Grade may participate, competition within 4th Grade's chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.  BUSINESS

     HISTORICAL DEVELOPMENT

     4th Grade Films, Inc. (the "Company" or "4th Grade Films") was incorporated under the laws of the State of Utah on April 25, 2007, with an authorized capital of $550,000 divided into 50,000,000 shares of Common Stock, par value of $0.01 per share, and 5,000,000 shares of Preferred Stock, par value of $.01 per share. The Company was formed for the primary purpose of financing, producing, marketing and distributing films.

     On May 14, 2007, the Company filed Articles of Amendment to the Articles of Incorporation with the State of Utah that adopted certain designations and powers, voting powers, preferences, and relative, participating, optional or other rights of the Preferred Stock. Pursuant to the authority vested in the Board of Directors the Company provided for the issuance of a series of Preferred Stock, designated Preferred Stock, Series A, consisting of one million (1,000,000) of the currently authorized five million (5,000,000) shares of Preferred Stock. Each share of Preferred Stock, Series A, can be converted at the option of the record holder thereof any time prior to August 31, 2008, into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On August 31, 2008, all remaining issued and outstanding shares of Preferred Stock, Series A, shall automatically be called and each share of Preferred Stock, Series A, shall be converted into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. Furthermore, the Preferred Stock, Series A, shall be preferred over the shares of Common Stock and any other series of Preferred Stock as to assets so that in the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Preferred Stock, Series A, shall be entitled to receive out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any distribution is made to the holders of shares of Common Stock or any other series of Preferred Stock, an amount equal to one cent ($0.01) per share. In addition, the holders of the Preferred Stock, Series A have no voting rights.

     On or about May 15, 2007, the Company offered a no minimum and a maximum of 30,000 shares of Preferred Stock, Series A, at $3.00 per share pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. The Company completed the offering on or about June 1, 2007, selling all 30,000 shares of Preferred Stock, Series A, for gross proceeds of $90,000. These proceeds were used to commence operations in the film production industry.

     On or about May 20, 2008, the Company offered a no minimum and a maximum of 1,300,000 shares of Commoon Stock at $0.04 per share pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. The Company completed the offering on or about May 30, 2008, selling all 1,300,000 shares of Common Stock for gross proceeds of $52,000. These proceeds will be used for marketing the Company's feature film, working capital and further development of the Company's operations in the film production industry.

     BUSINESS OPERATIONS

     4th Grade Films is an independent film production company. The Company is engaged in developing content, securing financing, producing, marketing and distributing films within the independent film community. The Company will focus on independent film projects with budgets ranging from $25,000 to $250,000. Independent films are often distinguishable by their content or style where the writer or director's original authorial intent or personal creative vision is usually maintained in the final film. Additionally, the term "independent film" is typically used to describe less commercially driven art films which are significantly different from the norms of plot-driven, mainstream traditional "Hollywood" cinema.

     CONTENT DEVELOPMENT

     The Company plans to develop content through several means, including internal development, production companies and talent agencies. Shane Thueson, the Company's Vice President, oversees content development within the Company. Mr. Thueson maintains a library of several original screenplays of his creation and ownership, of which the Company may acquire in the future. If the Company purchases a screenplay from Mr. Thueson it would be in an arm's length transaction. The Company also intends to acquire content through its relationship with other production companies and writers. The Company maintains relationships with many production companies. Similar to 4th Grade Films other production companies develop their own original content intended for production. The Company may partner with another production company and/or writers to further develop and/or acquire content. The Company also accepts submissions of original content from agencies who represent writers, for consideration of development and production.

     FILM FINANCING

     With respect to financing film production, the Company has heretofore financed its initial project entirely through Company funds. In the future the Company intends to finance projects both with internal funds and other financial syndicates. The Company will use existing cash balances, potential future proceeds from existing projects, additional equity financing, and debt financing for internally funded projects. Outside financial syndicates may include production and distribution companies. At present, the Company has no commitments for additional equity investment, debt finance, or funding agreement with any financial syndicate. Furthermore, the Company has generated no revenue from its existing projects and can provide no assurances that the Company will generate any profits in the future. The Company's success in financing film projects is highly dependent on the Company's ability to develop, produce, market and distribute profitable film projects.

     FILM PRODUCTION

     Production consists of three stages: pre-production, production and post-production. In pre-production the movie is designed and planned, the budget is determined, the crew and cast are hired, the equipment and locations are secured. Production is the stage in which filming takes place. Post-production involves the assembly of the film by editors, sound designers, and Composers. Additional effects are added and the film is completed. As the producer, the Company will oversee all elements of these three stages

     MARKETING AND ADVERTISING

     Marketing and distributing is generally the final stage of the filmmaking cycle, where the movie is released to cinemas or to digital video disc ("DVD"). In conjunction with the release of the film the Company's strategy will be to prepare press releases, submit for selection to film festivals, create internet advertising and engage producer's agents and publicists to raise public awareness and promote the film. The Company will seek the above strategies with the intent of selling the film to a national or international distribution company. 4th Grade Films does not currently have any existing relationships with publicists, producer's agents, or distribution companies.

     CURRENT FILM PROJECTS

     4th Grade Films has developed, financed and produced a feature-length film. The film, The Four Stories of St. Julian (hereinafter "St. Julian" or the "Film"), was developed internally by the Company. The production of the Film was financed entirely by 4th Grade Films. The Company has begun its marketing and distribution strategy as referenced above. The Company cannot provide any assurances that the Film will obtain distribution or be profitable. Regardless of the success of the Film, the Company will continue to develop, finance, produce, market and distribute films within the independent film community. However, the Company cannot provide assurances that it will be able to develop, finance, produce, market and distribute in the future. To date the Company has incurred approximately $100,000 in expenses related to the production of St. Julian. The Company's management estimates that the total cost for the completed film and marketing expenses associated with the film will cost the Company approximately $110,000. Marketing costs will include preparing press releases, film festival submission fees, internet advertising and other marketing campaigns. The Company anticipates the budgets for future projects to range from $25,000 to $250,000.

     FILMMAKING INDUSTRY

     The film industry as it stands today spans the globe. The major business centers of film making are concentrated in the United States, EU, India and China. Distinct from the business centers are the locations where movies are filmed. Because of labor and infrastructure costs, many films are produced in countries other than the one in which the company which pays for the film is located. For example, many U.S. movies are filmed in Canada, the United Kingdom, Australia, New Zealand or in Eastern European countries. Hollywood, California is the primary nexus of the U.S. film industry.

     The film industry consists of the technological and commercial institutions of filmmaking: i.e. film production companies, film studios, cinematography, film production, screenwriting, pre-production, post production, film festivals, distribution; and actors, film directors and other film personnel.

     Though the expense involved in making movies almost immediately led film production to concentrate under the auspices of standing production companies, advances in affordable film making equipment, and expansion of opportunities to acquire investment capital from outside the film industry itself, have allowed independent film production to evolve.

     Independent films are often described as less commercially-driven art films which differ markedly from the norms of plot-driven, mainstream classical Hollywood cinema. The independent film scene's development in the 1990s and 2000s has been stimulated by a range of factors, including the development of affordable high-definition digital video cameras that can rival 35 mm film quality and easy-to-use computer editing software and the increasing visibility of independent film festivals such as the Sundance Film Festival.

     Independent movie-making has resulted in the proliferation and repopularization of short films and short film festivals. Full-length films are often showcased at film festivals such as the Sundance Film Festival, the Slamdance Film Festival, the South By Southwest film festival, the Raindance Film Festival, or the Cannes Film Festival. Award winners from these exhibitions often get picked up for distribution by major film distribution companies, and go on to worldwide releases.

     COMPETITION

     4th Grade Films faces competition from both within the independent filmmaking community and the broader film industry. In addition to the large studios there are thousands of smaller production companies that produce either studio-backed or independent films. The smaller companies look to regionally release their films theatrically or for additional financing and resources to distribute, advertise and exhibit their project on a national scale. The direct-to-video market is not often noted as artistically fertile ground but among its many entries are ambitious independent films that either failed to achieve theatrical distribution or did not seek it. Moving forward, particularly as theatrical filming goes digital and distribution eventually follows, the line between "film," direct-to-disc productions, and feature-length videos whose main distribution channel is wholly electronic, should continue to blur. Although the Company will seek theatrical distribution for its projects, the Company's strategy is to market and specifically to the direct-to-video and wholly electronic distribution channels.The Company believes that its primary competition  in the  direct-to-video  and wholly  electronic  channels are other independent filmmakers and smaller production companies. However many large production studios will develop a film project which is not generally released for several possible reasons: poor quality, controversial nature, or a simple lack of general public interest. Studios, limited in the annual number of films they grant cinematic releases to, may choose to pull the completed film from the theatres, or never exhibit it in theatres at all. Studios then recoup some of their losses through video sales and rentals. Virtually all filmmakers are competitors in the direct-to-video market due to its low barriers of entry. In consideration of the Company's lack of financial resources, scarcity of relationships within the film community, and absence of marketing and distribution assets, the Company is at a significant disadvantage relative to its competitors within the filmmaking industry.

     EMPLOYEES

     The Company has no employees. The Company's Officers and directors manage the Company's operations and oversee the Company's strategic development. James Doolin, President and Director, is responsible for overseeing the daily operations of the Company. Shane Thueson, the Company's Vice President, oversees content development within the Company. Mr. Thueson maintains a library of several original screenplays of his creation and ownership, of which the Company may acquire in the future. If the Company purchases a screenplay from Mr. Thueson it would be in an arm's length transaction. John Winchester, Secretary and Director, along with Mr. Doolin and Mr. Thueson manages the Company's strategic development and manages the Company's execution of its business plan. Mr. Doolin, Mr. Thueson and Mr. Winchester were paid $1,000 last year for their services. Executive compensation was paid semi-annually, with the first $500 payment made on October 1, 2007 and the subsequent $500 payment paid March 1, 2008. Effective April 1, 2008, the directors resolved to suspend payment of $1,000 per year to each member of the board of directors. The payment to the Directors will be reinstated once the Company generates positive operating cash flow. Furthermore, the Company does not anticipate adding any employees in the next twelve months.

     COMPANY HEADQUARTERS

     The Company's office is located at 1704 East Harvard Ave., Salt Lake City, Utah 84108. The Company's office costs $75 per month. The monthly rent includes a 200 square foot office space, access to a computer and phone. The Company rents the office space, computer and phone from James Doolin, the Company's President and Director. The Company believes that the rent expenses are at current market rates. If necessary, the Company will lease a larger office to accommodate future growth. The Company also leases a mail box at 1338 South Foothill Drive, #163, Salt Lake City, UT 84108. The mail box costs $25 per month.

     PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

     Other than possibly applying for a trademark on the Company's name, 4th Grade Films, Inc., the Company does not foresee filing any applications for patents or licenses.

     Other than an agreement with Savage Pictures, LLC ( "Savage Pictures"), a Utah limited liability company, whereby Savage is entitled to receive ten percent (10%) of the net proceeds from St. Julian, the Company does not plan to execute any franchises, concession or royalty agreements or labor contracts. Savage Pictures will receive 10% of St. Julian's net proceeds, which shall take into account deductions including without limitation, production costs, post-production costs, and marketing costs. The Company will provide Savage Pictures with annual reports and make payments according to these reports, provided, however, that a report need not be issued if St. Julian has not accumulated revenue in the reporting period. The agreement with Savage Pictures was executed and effective as of February 20, 2008.

     The Company, will register any screenplays that are created by Mr. Thueson for the ownership of the Company with the Writers Guild of America (the "WGA") to protect the copyright in literary property. Registration with the WGA has become important in lawsuits for copyright infringement especially where the degree of copying is very loose or vague or conceptual: invoking the Guild itself as registrar indicates that the Guild's standards concept of property rights in literary works were expected to be followed by at least the registrant.

     Although registration with the WGA is an important part of assisting in protecting the screenplay owner's rights, registration is not the same as a US Copyright. Although a registration may constitute evidence in a copyright dispute, registration is not even prima facie proof of ownership. The Company can make no assurances that its screenplays will be completely protected from infringement by registering it with the WGA. The Company may choose to apply for copyright protection with the US Copyright Office in order to ensure the best protection of the Company owned screenplays. Currently the Company has not filed an application with the US Copyright Office for any screenplay.

     EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

     The integrated disclosure system for small business issuers adopted by the SEC in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. We are now considered to be a "smaller reporting company, effective February 4, 2008, when the SEC abolished Regulation SB.

     We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors, of public companies and to strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, and compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14-A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14-A or 14-C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO FISCAL YEARS

     None; not applicable

     COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by us as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to us for acquisition, reorganization or merger.

     NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

     None.

     REPORTS TO SECURITY HOLDERS

     You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the SEC at their internet site www.sec.gov

ITEM 1A. RISK FACTORS

     The Company's business operations are highly speculative and involve substantial risks. Only investors who can bear the risk of losing their entire investment should consider buying our shares. Some of the risk factors that you should consider are the following:

     THE COMPANY IS IN AN EARLY STAGE OF DEVELOPMENT

     4th Grade Films is a development stage company. The Company has limited assets and has had limited operations since inception. The Company can provide no assurance that its current and proposed business will produce any material revenues or that will ever operate on a profitable basis.

     THE COMPANY MAY EXPERIENCE LOSSES ASSOCIATED WITH START-UP

     The Company has limited operating history. The Company will also experience expenses related to the development of film projects, including production costs, marketing, general and administrative expenses. The Company expects that its current and ongoing business expenses will result in losses early in its development.

     THE COMPANY MAY EXPERIENCE FLUCTUATIONS IN OPERATING RESULTS

     The Company's operating results are likely to fluctuate in the future as a result of a variety of factors. Some of these factors may include economic conditions; the amount and timing of the receipt of sale of the Company's current and/or future film projects; the success of the Company's productions, the success of the Company's marketing strategy; capital expenditures and other costs relating to the development of film projects; the ability of the Company to develop contacts and establish a network and customer base within the film and entertainment industry; and the cost of advertising and related media. Due to all of the foregoing factors, the Company's operating results in any given quarter may fall below expectations. In such an event, any future trading price of the Company's common stock would likely be materially and adversely affected.

     THE COMPANY'S BUSINESS MODEL MAY CHANGE OR EVOLVE

     The Company and its prospects must be considered in light of the risks, as identified in the Risk Factors section of this filing, expenses and difficulties frequently encountered by companies in an early stage of development. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks the Company must, among other things, develop strong business development and management activities, develop the strength and quality of its operations, develop and produce high quality film content that can be marketed and distributed. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, financial condition, result of operations and prospects in the independent film industry.

     THE INDUSTRY THAT THE COMPANY PARTICIPATES HAS RELATIVELY LOW BARRIERS TO ENTRY AND THE COMPANY MAY FACE SIGNIFICANT COMPETITION

     There are  relatively  low  barriers  to entry  into the  independent  film industry. Firms such as the Company rely on the skill, knowledge and relationships of their personnel and their ability to develop content, secure financing, produce films, market and distribute films within the independent film community. The Company has no patented product or technology that would preclude or inhibit competitors from entering the independent film market. The Company started with limited capital and anyone interested in entering the Company's business could also start with limited capital. In addition, any large or small film production company that seeks to enter the industry could produce their own film in the same or similar manner as the Company.

     4th Grade faces competition both within the independent filmmaking community and the broader film industry. In addition to the large studios, there are thousands of smaller production companies that produce either studio-backed or independent films. There can be no assurance that existing or future competitors will not produce film content that is distributed through more channels and gains greater exposure to a wider audience, which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

     AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended June 30, 2008, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop, produce and distribute film content we may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

     THE COMPANY MAY NEED FUTURE CAPITAL AND MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING

     The Company may need future capital and may not be able to obtain additional financing. If additional funds are needed, funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition, results of operations and prospects.

     FUTURE  CAPITAL  RAISED  THROUGH  EQUITY   FINANCING  MAY  BE  DILUTIVE  TO
     STOCKHOLDERS

     Any additional equity financing may be dilutive to stockholders. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of the holder of the Company's common stock.

     FUTURE DEBT FINANCING MAY INVOLVE RESTRICTIVE COVENANTS THAT MAY LIMIT THE COMPANY'S OPERATING FLEXIBILITY

     Furthermore, a debt financing transaction, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through debt financing, the debt holders may require the Company to make certain agreements, covenants, which could limit or prohibit the Company from taking specific actions, such as establishing a limit on further debt, a limit on dividends, limit on sale of assets, or specific collateral requirements. Furthermore, if the Company raises funds through debt financing, the Company would also become subject to interest and principal payment obligations. In either case, if the Company was unable to fulfill either the covenants or the financial obligations, the Company may risk defaulting on the loan, whereby ownership of the firm's assets could be transferred from the shareholders to the debt holders.

     EXECUTIVE OFFICERS HAVE LIMITED LONG-TERM EXPERIENCE WITHIN THE INDEPENDENT FILM INDUSTRY

     Other than Mr. Thueson's experience in the independent film industry, specifically in the development of film content, the Company's officers have no specific experience in the film production industry. This lack of experience may make it more difficult to establish the contacts and relationships necessary to successfully produce and distribute film content. The Company is dependent to a great extent upon the experience and abilities of Shane Thueson, Vice President and Director. Mr. Thueson has over ten years of experience working within the film content development side of the independent film industry. The loss of services of Mr. Thueson could have a material adverse effect on the Company's business, financial condition or results of operation.

     THE COMPANY'S SUCCESS IS DEPENDENT ON MANAGEMENT

     The  Company's  success  is  dependent,   in  large  part,  on  the  active
participation of its Executive Officers. The loss of their services would materially and adversely effect the Company's business and future success. The Company does not have employment agreements with its Executive Officers. The Company does not have key-man life insurance in effect at the present time.

     THE COMPANY MAY FACE POTENTIAL LIABILITY

     The Company intends to continue to produce and distribute film content within the independent film community. Its failure or inability to properly acquire the rights to film content could impact the Company's business reputation or result in a claim for substantial damages, regardless of its responsibility for such failure. The Company does not have an insurance policy covering claims of this kind, and such claims could adversely affect the Company's business, results of operations and financial conditions.

     EXECUTIVE OFFICERS AND MAJORITY SHAREHOLDERS MAINTAIN SIGNIFICANT CONTROL OVER THE COMPANY AND ITS ASSETS

     4th Grade's executive officers maintain control over the Company's board of directors and also control the Company's business operations and policies. In addition, James Doolin, the Company's President, and his father, Michael Doolin, control approximately 78% of the currently issued and outstanding common shares of the Company. As a result, these two individuals, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

     THE COMPANY IS UNLIKELY TO PAY DIVIDENDS

     It is unlikely that the Company will pay dividends on its common stock, resulting in an investor's only return on an investment in the Company's common stock being the appreciation of the per share price. The Company can make no assurances that the Company's common stock will ever appreciate.

     NO MARKET FOR COMMON STOCK; NO MARKET FOR SHARES

     There has never been any "established trading market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the Financial Industry Regulatory Authority ("FINRA"). If a market for the Company's common stock does develop, any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See
Part II, Item 5.

     RISKS OF "PENNY STOCK"

     Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the SEC. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any "penny stock" to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

     THERE HAS BEEN NO "ESTABLISHED PUBLIC MARKET" FOR OUR COMMON STOCK SINCE INCEPTION

     At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock is likely to be conducted on the OTCBB market.

ITEM 2:  PROPERTIES

     4th Grade has no properties at this time and has no agreements to acquire any properties. Currently, we rent an office from the Company's President, James Doolin. The Company's office costs $75 per month. The monthly rent includes a 200 square foot office space, access to a computer and phone. The Company believes that the rent expenses are at current market rates. If necessary, the Company will lease a larger office to accommodate future growth. The Company also leases a mail box at 1338 South Foothill Drive, #163, Salt Lake City, UT 84108. The mail box costs $25 per month.

ITEM 3:  LEGAL PROCEEDINGS

     None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended June 30, 2008.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION

     There has never been any established "public market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the NASD. No assurance can be given that any market for the Company's common stock will develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by the directors, executive officers or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Information about the date when directors, executive officers or any other person who may be deemed a beneficial holder, holding period of "restricted securities" commenced can be found under the caption "Recent Sales of Unregistered Securities," Part II, Item 5.

     HOLDERS

     We currently have approximately 60 shareholders.

     DIVIDENDS

     We have never paid dividends on our common stock. The Board of Directors presently intends to pursue a policy of retaining earnings, if any, for use in our operations and to finance expansion of our business. Any declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. There are presently no dividends which are accrued or owing with respect to our outstanding stock. No assurance can be given that dividends will ever be declared or paid on our common stock in the future.

     RECENT SALES OF UNREGISTERED SECURITIES

     During the period covered by this report the following unregistered securities were sold that were not previously reported in another report:

                                Date       Number of Shares  Aggregate
Offering                        Acquired   of Common Stock   Consideration
------------------------------  ---------  ----------------  ------------------
506 Offering                    5/30/2008     1,300,000        $ 52,000

     We issued all of these securities to persons who were "accredited investors," as defined under Rule 501. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of
Regulation D of the SEC. Section 18 of the Securities Act preempts state registration requirements of private sales to "accredited investors."

     Resales of the shares listed in table above must be made through an available exemption such as Rule 144 or Section 4(1) of the Securities Act in "routine trading transactions." Any person who acquires any of these securities in a private transaction may be subject to the same resale requirements. (See below for a general discussion on Rule 144).

     RESALES OF UNREGISTERED SECURITIES

     Rule 144 - Generally
     --------------------

     The following is a summary of the current requirements of Rule 144 for Restricted Securities of Reporting Issuers:

                                                       Non-Affiliate (and has not been an
                                                       Affiliate During the Prior Three
Affiliate or Person Selling on Behalf of an Affiliate  Months)
====================================================== ======================================
During six-month holding period - no resales under     During six- month holding period -
Rule 144 Permitted.                                    no resales under Rule 144 permitted.

After Six-month holding period - may resell in         After six-month holding period but
accordance with all Rule 144 requirements including:   before one year - unlimited public
     -Current public information,                      resales under Rule 144 except that
     -Volume limitations,                              the current public information
     -Manner of sale requirements for equity           requirement still applies.
      securities, and
     -Filing of Form 144.                              After one-year holding period -
                                                       unlimited public resales under Rule
                                                       144; need not comply with any other
                                                       Rule 144 requirements.

     USE OF PROCEEDS OF REGISTERED SECURITIES

     We have sold no registered securities during the period covered by this Annual Report.

     PURCHASES OF EQUITY SECURITIES BY US AND AFFILIATED PURCHASERS

     We did not purchase any of our securities during the period covered by this Annual Report.

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     None.

ITEM 6:  SELECTED FINANCIAL DATA

     The following chart summarizes our financial statements for the years ended
June 30, 2008 and 2007 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below

                                                                                     June 30, 2008          June 30, 2007
                                                                                    ==================     ================
SUMMARY OF BALANCE SHEET
Cash and cash equivalents                                                                  $  40,389              $ 32,342
Film Costs                                                                                   100,149                57,719
Total assets                                                                                 140,538                90,061
Total liabilities                                                                             29,448                   175
Accumulated deficit                                                                          (36,122)               (5,326)
Total stockholders' equity                                                                   111,090                89,886

SUMMARY OF OPERATING RESULTS
Revenue                                                                                            -                     -

Net loss before taxes                                                                        (30,696)               (5,326)
Other expenses                                                                                  (100)                 (100)
Net loss                                                                                     (30,796)               (5,326)
Net Loss per share                                                                             (0.04)                (0.01)


514587/
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the 4th Grade's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under "Trends and Uncertainties", and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

     PLAN OF OPERATIONS

For the next 12 months, the Company will:

     (1) Commence a marketing campaign for the Company's Film. The marketing campaign will include submitting the Film to film festivals and developing relationships with independent film distributors. The Company will submit the Film into several independent film festivals to seek exposure within the independent film community. Management has targeted approximately thirty film festivals throughout North America to enter the Film. Management believes that film festivals provide broad marketing exposure within the independent film community. The Company can provide no assurances that the Film will be selected to be showcased at a film festival. Furthermore, Management's marketing plan includes marketing the film directly to distribution entities. Currently, the Company does not have any distribution agreements established with independent film distributors, but will work to develop distribution channels throughout the next twelve months. The Company can make no assurances that the Company will be able to sell or distribute the Film. Other than submission fees to film festivals and travel expenses, the Company does not anticipate in allocating substantial monetary resources to the marketing of the Film over the next twelve months. The Company estimates the total marketing expenses for the next twelve months, including submission fees and travel expenses for the Film, will not exceed $10,000. The Company's current cash resources will be sufficient to cover the planned marketing expenses.

     (2) Continue seeking opportunities in developing, financing, producing, marketing and/or distributing film content within the independent film market. Other than the Film, the Company does not have any other projects in production, but plans to begin pre-production of its next project within the next twelve months. Depending on the budget of the next project the Company may need to raise additional funding to finance the project. The Company's management will advance the Company monies not to exceed $50,000, as loans to the Company, to help the Company produce, market and distribute film content. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed that it will be able to obtain financing.

     (3) As part of an ongoing management process, the Company's fund raising efforts and support for the above initiatives will be continuously reviewed and prioritized to ensure that returns are commensurate with levels of investment.

     The Company has accumulated losses since inception and has not been able to generate profits from operations. The Company has recently commenced marketing its first film project within the independent film community. The Company intends to generate revenue through marketing and distributing the film, however the Company can provide no assurances that it will be able to generate any revenue from the film. Operating capital, including the proceeds to finance the Company's first film project has been raised through the Company's shareholders.

     The Company's plan of operation for the next twelve months will continue to be developed, managed and operated solely by the Company's Officers and Directors. The Company does not currently have any employees nor does it anticipate hiring any employees over the next twelve months.

     The Company has not been able to generate positive cash flow from operations since inception. This along with the above mentioned factors raise substantial doubt the Company's ability to continue as a going concern.

     RESULTS OF OPERATIONS

     The Company has not generated a profit since inception. The Company generated a net loss of $(30,796) on no revenue for the period ended June 30, 2008 compared with net loss of $(5,326) on no revenue for the period ended June 30, 2007. The increase in net loss for the most recent fiscal period was due to the increase in professional and general administrative expenses. The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, and if and until the Company obtains distribution of its film projects, no such forecast or guidance will be formulated or provided.

     The Company did not generate revenues in the period ended June 30, 2008 or June 30, 2007. The Company has begun marketing its first film project. Depending on the market acceptance of the film and management's ability to distribute the film, the Company may generate revenue in the upcoming twelve months. The Company can provide no guidance regarding future revenue nor can it provide any assurances that it will be able to generate revenue.

     LIQUIDITY AND CAPITAL RESOURCES

     Balance Sheet Information:

The following information is a summary of our balance sheet as of June 30, 2008:

                                     Summary Balance Sheet as of June 30, 2008
                                     ===========================================


Total Current Assets                                                   $ 40,389
Film Costs                                                              100,149
Total Assets                                                            140,538
Total Liabilities                                                        29,448
Accumulated Deficit                                                     (36,122)
Total Stockholders' Equity                                              111,090


     At June 30, 2008 our total current assets were $40,389 and consisted of cash and cash equivalents; we also had capitalized Film Costs of $100,149. As of June 30, 2007 our total assets were valued at $90,061, of which $32,342 was cash and $57,719 was Film Costs.

     Liabilities at June 30, 2008 totaled $29,448, and consisted of $3,400 in accounts payable and accrued liabilities; $100 in taxes payable; and $25,948 in a note payable to James Doolin, the Company's President.

     FUNDING THROUGH PRIVATE PLACEMENTS

     The Company has completed the following three transactions to finance its formation and operations:

          1) On April 25, 2007, Hangman Productions, Inc., paid $5,212 in expenses on behalf of the Company. The expenses were related to the formation and incorporation of 4th Grade Films, Inc.

          2) On June 1, 2007, the Company completed an offering of 30,000 shares of Preferred Stock, Series A, at a price of $3.00 per share. This offering was conducted under Rule 506 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited" and "sophisticated" investors. The offering was subsequently closed and the Company received gross proceeds of $90,000.

          3) On May 31, 2008, the Company completed an offering of 1,300,000 shares of Common Stock a price of $0.04 per share. This offering was conducted under Rule 506 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited" investors. The offering was subsequently closed and the Company received gross proceeds of $52,000.

     FUNDING FUTURE ACQUISITIONS AND OPERATIONS

     Our ability to fund our operations and acquisitions is discussed above under "Plan of Operations."

     OFF-BALANCE SHEET ARRANGEMENTS

     None.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    PART F/S

                              4TH GRADE FILMS, INC.
                         [A Development Stage Company]
             Report of Independent Registered Public Accounting Firm
                                       and
                              Financial Statements

                                  June 30, 2008





                              4TH GRADE FILMS, INC.
                                 TABLE OF CONTENTS



                                                                                                    Page

Report of Independent Registered Public Accounting Firm                                               19

Balance Sheet as of June 30, 2008 and 2007                                                            20

Statements of Operations for the Year ended June 30, 2008 and for the Periods
from Inception [April 25, 2007] through June 30, 2008 and 2007                                        21

Statement of Stockholders' Equity for the Period from Inception [April 25, 2007]
through June 30, 2008                                                                                 22

Statements of Cash Flows for the Year ended June 30, 2008 and for the Periods
from Inception [April 25, 2007] through June 30, 2008 and 2007                                        23

Notes to Financial Statements                                                                      24 - 30



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
4th Grade Films, Inc.

     We have audited the accompanying balance sheet of 4th Grade Films, Inc. [a development stage company] as of June 30, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2008 and the for the periods from inception [April 25, 2007] through June 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4th Grade Films, Inc. (a development stage company) as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the year ended June 30, 2008 and for the periods from inception [April 25, 2007] through June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses, minimal assets, no revenues, and is still developing its planned principal operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MANTYLA MCREYNOLDS, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
August 25, 2008


                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                             June 30, 2008 and 2007

                                     ASSETS


ASSETS                                                               2008                   2007
                                                                    ======                 ======
        CURRENT ASSETS
        Cash                                               $              40,389   $              32,342
                                                           ---------------------   ---------------------
        TOTAL CURRENT ASSETS                                              40,389                  32,342

        Film Costs - Notes 1 & 3                                         100,149                  57,719
                                                           ---------------------   ---------------------
TOTAL ASSETS                                               $             140,538   $              90,061
                                                           =====================   =====================


                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        CURRENT LIABILITIES
        Accounts payable                                                   2,725                      75
        Accrured Liabilities - related party                                 675                       0
        Income taxes payable - Notes 1 & 5                                   100                     100
                                                           ---------------------   ---------------------
        TOTAL CURRENT LIABILITIES                                          3,500                     175

        Note Payable - Shareholder - Note 6                               25,948                       0
                                                           ---------------------   ---------------------

TOTAL LIABILITIES                                                         29,448                     175

STOCKHOLDERS' EQUITY - Note 4

        Preferred stock - 5,000,000 shares
        authorized at $.01 par; 30,000 shares
        issued and outstanding (Series A Convertible)                        300                     300

        Common stock - 50,000,000 shares
        authorized at $0.01 par; 2,045,000 shares
        issued and outstanding                                            20,450                   7,450

        Additional paid-in capital                                       126,462                  87,462

        Deficit accumulated during the development stage                 (36,122)                 (5,326)
                                                           ---------------------   ---------------------
TOTAL STOCKHOLDERS' EQUITY                                               111,090                  89,886
                                                           ---------------------   ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $             140,538   $              90,061
                                                           =====================   =====================

                (See accompanying notes to financial statements)



                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                             Statement of Operations
                  For the Year ended June 30, 2008 and for the
     Periods from Inception [April 25, 2007] through June 30, 2008 and 2007

                                                      For the               For the Period
                                                       Year                 from Inception      Since Inception
                                                       Ended                   through              through
                                                      6/30/08                  6/30/07              6/30/08
                                                  ----------------        ----------------     -----------------

Revenues                                                $       -                $      -             $       -

Operating Expenses
      Professional Expenses                                19,636                   5,123                24,759
      General and Administrative                           10,112                     103                10,215
                                                  ----------------        ----------------     -----------------

Total Operating Expenses                                   29,748                   5,226                34,974
                                                  ----------------        ----------------     -----------------

Net Income/(Loss) from Operations                         (29,748)                 (5,226)              (34,974)
                                                  ----------------        ----------------     -----------------

Interest Expense                                             (948)                      -                  (948)
                                                  ----------------        ----------------     -----------------

Net Loss Before Income Taxes                              (30,696)                 (5,226)              (35,922)

Provision for Income Taxes                                    100                     100                   200
                                                  ----------------        ----------------     -----------------

Net Loss                                                  (30,796)                 (5,326)              (36,122)
                                                  ================        ================     =================


Loss Per Share                                            $ (0.04)                $ (0.01)              $ (0.04)
                                                  ================        ================     =================


Weighted Average Shares Outstanding                       848,288                 745,000               832,269
                                                  ================        ================     =================


                (See accompanying notes to financial statements)


                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
      For the Period from Inception [April 25, 2007] through June 30, 2008

                                                                                 Additional                Total
                                      Preferred   Common    Preferred   Common    Paid-in    Retained  Stockholders'
                                       Shares     Shares     Stock       Stock    Capital    Earnings     Equity
                                      ---------  --------  -----------  -------  ---------  ---------  ------------
Balance, April 24, 2007                   -          -         $ -       $ -       $ -          $ -       $ -

Issued common stock to                    -       745,000        -        7,450     (2,238)       -         5,212
shareholders for payment of expenses
April 27, 2007 at $0.007 per share

Issued preferred shares to              30,000       -          300        -        89,700        -        90,000
shareholders for cash,
June 1, 2007 at $3.00 per share

Net loss for the period
from 4/25/07 through 6/30/07              -          -          -          -          -        (5,326)     (5,326)
                                      ---------  --------  -----------  -------  ---------  ---------  ------------
Balance, June 30, 2007                  30,000    745,000       300       7,450     87,462     (5,326)     89,886

Issued common stock to shareholders
for cash May 31, 2008 at $0.04
per share                                 -     1,300,000        -       13,000     39,000        -        52,000

Net Loss for the year ended June
30, 2008                                  -          -          -          -          -       (30,796)    (30,796)
                                      ---------  --------  -----------  -------  ---------  ---------  ------------
Balance, June 30, 2008                  30,000   2,045,000  $   300     $20,450   $126,462   $(36,122)   $111,090
                                      =========  ========  ===========  =======  =========  =========  ============

                (See accompanying notes to financial statements)

                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                  For the Year ended June 30, 2008 and for the
     Periods from Inception [April 25, 2007] through June 30, 2008 and 2007

                                                                         For the      For the Period    For the Period
                                                                           Year       from Inception    from Inception
                                                                          Ended          through          through
                                                                         6/30/08         6/30/07          6/30/08
                                                                       ------------    ------------    ------------

Net Loss                                                                 $ (30,796)       $ (5,326)      $ (36,122)

      Adjustments to reconcile net loss to net cash
      Provided/(Used) by Operating Activities:

          Issued Common Stock for Payment of Expenses                            -           5,212           5,212
      Changes in operating assets and liabilities:
          (Increase)/Decrease in Capitalized Film Costs                    (42,430)        (57,719)       (100,149)
          Increase/(Decrease) in Accounts Payable                            3,325              75           3,400
          Increase/(Decrease) in Income Taxes Payable                            -             100             100
          Accrued Interest included in Notes Payable balance                   948               -             948
                                                                       ------------    ------------    ------------
      Net Cash Used in Operating Activities                                (68,953)        (57,658)       (126,611)

      Cash Provided by Financing Activities

          Proceeds from Loan from Shareholder                               25,000               -          25,000
          Issued Common Stock for Cash                                      52,000               -          52,000
          Issued Preferred Stock for Cash                                        -          90,000          90,000
                                                                       ------------    ------------    ------------
      Net Cash Provided by Financing Activities                             77,000          90,000         167,000

      Net Increase in cash                                                   8,047          32,342          40,389

Beginning Cash Balance                                                      32,342               -               -
                                                                       ------------    ------------    ------------

Ending Cash Balance                                                       $ 40,389        $ 32,342        $ 40,389
                                                                       ============    ============    ============

Supplemental Schedule of Cash Flow Activities

      Cash paid for:
          Interest                                                        $      -        $      -        $      -
          Income taxes                                                    $    100        $      -        $    100
      Stock issued for accrued liabilities                                $      -        $  5,212        $  5,212


                (See accompanying notes to financial statements)

                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2008

Note 1 - Background and Summary of Significant Accounting Policies

         Company Background

          The Company was incorporated in the State of Utah on April 25, 2007 4th Grade Films, Inc., is an independent film production company. The Company is engaged in developing content, securing financing, producing, marketing and distributing films within the independent film community.

          The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations and it continues to develop its planned principle operations.

         Cash and Cash Equivalents

          Cash and cash equivalents consist of cash on deposit in commercial banks.

         Fair Value of Financial Instruments

          The carrying value of the Company's cash and cash equivalents, accounts payable and notes payable approximate fair value.
<

                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2008
                                  (continued)

Note 1 - Background and Summary of Significant Accounting Policies (cont)

         Filmed Entertainment Costs

          In accordance with SOP 00-2, Filmed entertainment costs include capitalized production costs and overhead. These costs, as well as participation and exploitation costs, are recognized as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is taken not to develop the story or after three years. Filmed entertainment costs are stated at the lower of unamortized cost or estimated fair value on an individual motion picture or television product basis. Revenue forecasts for both motion pictures and television products are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a motion picture or television production has a fair value that is less than its unamortized cost, a loss is recognized currently for the amount by which the unamortized cost exceeds the film or television production's fair value.

         Income Taxes

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences in net property and equipment and bad debt reserve for financial and income tax reporting.

          The Company complies with the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

         Net Loss Per Common Share

          In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. The Company has convertible preferred shares outstanding, but the effect of these shares on the calculation of loss per common share would be antidilutive. The Company has 300,000 common share equivalents outstanding.

         Revenue Recognition

          Revenues are recognized in accordance with SOP 00-2 paragraph .07. Specifically, revenues from the distribution of motion pictures are recognized as they are exhibited and revenues from home entertainment sales, net of reserve for estimated returns, together with related costs, are recognized on the date that video and DVD units are made widely available for sale by retailers and all Company-imposed restrictions on the sale of video and DVD units have expired. Payments received in advance of initial availability are deferred revenue until all of SOP 00-2 revenue recognition requirements have been met.

         Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2008
                                  (continued)

Note 2 - Significant Concentrations and Going Concern

          The Company currently only has one film in production. Any foreseeable potential revenues for the Company are dependent upon the success of that film and any future film projects.

          The Company has accumulated a loss since inception [April 25, 2007] of $36,122. In the fiscal year ending June 30, 2008 the Company incurred a net loss of $30,796 on no revenue. These factors raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to develop significant operations, the Company may have to cease to exist.

          4th Grade Films is an independent film production company. The Company is engaged in developing content, securing financing, producing, marketing and distributing films within the independent film community. The Company will focus on independent film projects with budgets ranging from $25,000 to $250,000. Independent films are often distinguishable by their content or style where the writer or director's original authorial intent or personal creative vision is usually maintained in the final film. Additionally, the term "independent film" is typically used to describe less commercially driven art films which are significantly different from the norms of plot-driven, mainstream traditional "Hollywood" cinema.

          Currently, 4th Grade Films has developed, financed and produced a film. The feature-length film, The Four Stories of St. Julian (hereinafter "St. Julian" or the "Film"), was developed internally by the Company. The production of the Film was financed entirely by 4th Grade Films, Inc. The Company has begun marketing the film as referenced above. The Company cannot provide any assurances that the Film will obtain distribution or be profitable. Regardless of the success of the Film, the Company will continue to develop, finance, produce, market and distribute films within the independent film community. However, the Company cannot provide assurances that it will be able to develop, finance, produce, market and distribute in the future. To date the Company has incurred $100,149 in costs related to the production of St. Julian. The Company's management estimates that the total cost for marketing expenses will be approximately $10,000. Marketing costs will include preparing press releases, film festival submission fees, internet advertising and other marketing campaigns. The Company anticipates the budgets for future projects to range from $25,000 to $250,000.

                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2008
                                  (continued)

Note 3 -  Film Costs

          Film costs consisted of the following as of June 30, 2008:

            Films:

            Released                       $        -
            Completed, not released                 -
            In production                     100,149
            In development, or Preprodution         -
                                           ----------
            Total                          $  100,149
                                           ==========

          As of June 30, 2008, the Company does not have any unamortized film costs of completed or released films or participation liabilities and, therefore, does not present an estimate of the amortization of these costs.

Note 4 - Stockholders Equity

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

         Common Stock

          During the  Company's  Board of  Directors  meeting  held on April 24,
          2007, the Company authorized the issuance of 745,000 or $0.01 par value common shares to the Company's parent in exchange for expenses incurred by Hangman Productions. The expenses paid by Hangman Productions totaled $5,212 which created an additional paid-in deficit of $2,238 related to the issuance of the common shares.

          On May 31, 2008, the Company completed an offering of a no minimum and a maximum of 1,300,000 shares of Common Stock at $0.04 per share pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. The Company completed the offering on or about June 1, 2008, selling all 1,300,000 shares for gross proceeds of $52,000.

                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2008
                                  (continued)

Note 5 - Income Taxes

          The provision for income taxes consists of the following:

          Current Taxes (minimum franchise tax)                       $      100
          Deferred tax benefit (net of valuation for allowance)                -
          Deferred tax liability                                               -
                                                                      ----------
                                                                      $      100
                                                                      ==========

          Deferred income tax assets and liabilities at June 30, 2008 consist of the following temporary differences:

                                          Amount Expected Rate  Asset(Liability)
                                          ------ -------------  ---------------
          Net operating loss carry-
          forwards(expiring through 2028):
          Federal                        36,122            15%         $  5,418
          State of Utah                  35,922             5%         $  1,796
                                                                ----------------
                                                                       $  7,214
          Valuation Allowance                                          $ (7,214)
                                                                ----------------
          Deferred tax asset 06/30/2008                                $      -
                                                                ================

          The Company's valuation allowance for deferred tax assets increased by $6,139 during the year ended June 30, 2008.

          The following is a summary of federal net operating loss carryforwards and their expiration dates:

            Amount                Expiration Date
            $  5,326               6/30/2027
            $ 30,796               6/30/2028

          Reconciliation between taxes at the statutory rates (20%) and the actual income tax provision for continuing operations is as follows:

          Expected provision (benefit) based on statutory rates        $ (6,139)
          Effect of:
          Increase (decrease) in valuation allowance                   $  6,139
          State minimum franchise tax                                  $    100
                                                                ----------------
          Total actual provision                                       $    100
                                                                ================

          The Company has not yet generated taxable income. The Company does not believe the realization of any benefit from the deferred asset will be realized. Therefore, the Company recorded a valuation allowance for the full amount of the deferred tax asset.

Uncertain Tax Positions

          The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities. We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has a Net Operating Loss as disclosed above. Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

          A reconciliation of our unrecognized tax benefits for 2008 is presented in the table below:

               Balance as of July 1, 2007                                   $ -
               Additions based on tax positions related to the current year   -
               Additions based on tax positions related to prior year         -
               Reductions for tax positions of prior years                    -
               Reductions due to expiration of statute of limitations         -
               Settlements with taxing authorities                            -
                                                                            ----

               Balance as of June 30, 2008                                  $ -

          The Company has filed income tax returns in the US. The year ended June 30, 2007 is open for examination.

                              4TH GRADE FILMS, INC.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2008
                                  (continued)

Note 6 - Related Party Transactions

          During the year ended June 30, 2008, James Doolin, the Company's President and director, loaned the Company an aggregate of $25,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of June 30, 2008, the outstanding note payable to the shareholder was $25,948. For the fiscal year ended June 30, 2008 the Company accrued interest of $948 on the note.

          As of June 30, 2008, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          The Company rents office space from the Company's President at a cost of $75 per month. The Company has accrued $675 in unpaid rental fees from this arrangement.

Note 7 - Accrued Director Fee

          Effective April 1, 2008, the directors resolved to suspend payment of $1,000 per year to each member of the board of directors. The Compensation was paid semi-annually, with the first $500 payment made on October 1, 2007 and the subsequent $500 payment paid on March 1, 2008. The payment to the Directors will be reinstated once the Company generates positive operating cash flow.

Note 8 - Recent Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company's fiscal year beginning July 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on July 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on July 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company is currently determining what impact the application of SFAS 157 on July 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company adopted SFAS 159 at July 1, 2008 with no material impact to the Company's financial statements.

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

                              4TH GRADE FILMS, INC.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2008
                                  (continued)

Note 8 - Recent Accounting Pronouncements (cont)

          In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 13" ("SFAS 161"). SFAS 161 will enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 is effective for the Company beginning July 1, 2009. The Company anticipates that the adoption of SFAS 161 will not have a material impact on the Company's financial statements.

          In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not believe the implementation of this statement will have a material impact on its financial statements.

          In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (July 1, 2009 for the Company). The Company anticipates that the adoption of SFAS 163 will not have a material impact on the Company's financial statements.

          The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A:  CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

     This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.


     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

We filed a Form 8-K Current Report on June 5, 2008, reporting:

     - the issuance of 1,300,000  unregistered  common shares for cash;
     - Effective June 1, 2008, 4th Grade is no longer a subsidiary of Hangman Productions, Inc.

                                    PART III


ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     IDENTIFICATION OF OFFICERS AND DIRECTORS

     Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

     James P. Doolin, President and a director, is 31 years of age. Mr. Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. After completion of his undergraduate Mr. Doolin was employed by Jenson Services, Inc., a merger and acquisition consulting firm, from 1998 until entering graduate school in 2001. After graduation from Pepperdine's Graziadio School of Business, Mr. Doolin worked as an associate at an Investment Banking firm in Southern California. For the past five years, Mr. Doolin has been a financial consultant to development stage businesses and public corporations.

     Shane E. Thueson, Vice President and a director, is 32 years of age. Mr. Thueson attended, but did not graduate from Brigham Young University, where he studied history. Mr. Thueson worked for a entertainment management production company, Benderspink Management and Productions, in Hollywood, California, from 2001 through 2002. Mr. Thueson was also employed as the Marketing Programs Manager for an internet technology company based in Orem, Utah. Mr. Thueson resigned as the Marketing Programs manager in March, 2005, to become a full-time screenplay writer. For the past five years Mr. Thueson has developed and written numerous original screenplays. In addition to being the Vice President of Hangman Productions, Inc., a reporting entity, Mr. Thueson was also an officer and director of Cole, Inc. In December, 2003, Cole Inc., changed its name to Reflect Scientific, Inc., at which time Mr. Thueson resigned.

     John K. Winchester, Secretary and director, is 33 years of age. Mr. Winchester graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, communication degree. Mr. Winchester served as the district merchandising coordinator for Sony Computer Entertainment America, Inc., from 2000 through 2004. Mr. Winchester has managed an environmental irrigation company based in Sandy, Utah, since 2004.

     INVOLVEMENT IN OTHER PUBLIC COMPANIES

     James P. Doolin, President and a director, was an officer and director of Wasatch Web Advisors, Inc. In October, 2003, Wasatch Web Advisors, Inc. became Raser Technologies, Inc., at which time Mr. Doolin resigned. Mr. Doolin was also an officer and director of Cole, Inc. Cole, Inc., became Reflect Scientific, Inc. in December, 2003, at which time Mr. Doolin resigned. Mr. Doolin was also an officer and director of The Autoline Group, Inc., which became GeNOsys, Inc., in August, 2005, at which time Mr. Doolin resigned. Mr. Doolin is currently the President and director of Hangman Productions, Inc. Hangman Productions, Inc., is a reporting entity and its common stock is quoted on the OTC Bulletin Board under the symbol HGMP. Mr. Doolin is also an officer and director of Left Lane Imports, Inc., which is not a reporting entity at this time.

     Shane E. Thueson, Vice President and a director, and John K. Winchester, Secretary and director, both currently serve as officers and directors of Hangman Productions, Inc. Hangman Productions, Inc., is a reporting entity and its common stock is quoted on the OTC Bulletin Board under the symbol HGMP.

     PREVIOUS BLANK CHECK OR SHELL COMPANY EXPERIENCE

     In the last five years neither of our directors has had any blank check or shell company experience.

     SIGNIFICANT EMPLOYEES

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business

     TERM OF OFFICE

     The term of office for our directors is one year, or until a successor is elected and qualified at the Company's annual meeting of shareholders, subject to ratification by the shareholders. The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

     FAMILY RELATIONSHIPS

     James Doolin, the Company's President and director, is the son of one of the Company's largest shareholders, Michael Doolin.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended March 31, 2008, the following were filed, but not timely:

Name                                              Type          Filed
------------------------------------------------- ------------- ----------------
------------------------------------------------- ------------- ----------------
James P. Doolin                                   Form 3        July   8, 2008
Shane E. Thueson                                  Form 3        July   8, 2008
John. K. Winchester                               Form 3        July   8, 2008
Leonard W. Burningham                             Form 3        July  15, 2008
Quad D Partnership                                Form 3        August 1, 2008
Michael J. Doolin                                 Form 3        August 1, 2008

     CODE OF ETHICS

     We have adopted a code of ethics for our principal executive and financial officers.

     NO INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past five years, no director, officer, promoter or control person:

     - has filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     - was  convicted  in a criminal  proceeding  or named  subject of a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     offenses);

     - was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

     - was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

        CORPORATE GOVERNANCE

        Nominating Committee

     We have not established a Nominating Committee because, due to our development of operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

     If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

        Audit Committee

     We have not established an Audit Committee because, due to our development of operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an audit committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management

ITEM 11. EXECUTIVE COMPENSATION

     ALL COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)     (d)   (e)   (f)      (g)    (h)    (i)

                                                  Secur-
                                                  ities          All
Name and   Year or                 Other  Rest-   Under-  LTIP  Other
Principal  Period    Salary  Bonus Annual ricted  lying   Pay-  Comp-
Position   Ended      ($)     ($)  Compen -Stock  Options outs  ensat'n
---------------------------------------------------------------------

James P.     06-30-08   0      0   $1,000    0        0     0     0
Doolin,
Director,
President

Shane E.     06-30-08   0      0   $1,000    0        0     0     0
Thueson,
Director,
Vice
President

John K.      06-30-08   0      0   $1,000    0        0     0     0
Winchester,
Director,
Secretary

     No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended June 30, 2008. Mr. Doolin, Mr. Thueson and Mr. Winchester were paid $1,000 per year for their services. Executive compensation was paid semi-annually, with the first $500 payment commencing on October 1, 2007 and the subsequent $500 payment paid March 1, 2008. No employee, director, or executive officer has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

   COMPENSATION OF DIRECTORS

     Executive compensation was paid to the Company's officers and directors related to services performed for the Company's operations and managing the Company's strategic development. Effective April 1, 2008, the directors resolved to suspend payment of $1,000 per year to each member of the board of directors. The Compensation was paid semi-annually, with the first $500 payment commencing on October 1, 2007 and the subsequent $500 payment paid on March 1, 2008. The payment to the Directors will be reinstated once the Company generates positive operating cash flow.

     OUTSTANDING EQUITY AWARDS

     None

     OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

     None. We have no outstanding options or stock appreciation rights.

     OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR

     None. We have no outstanding options or stock appreciation rights.

     LONG TERM INCENTIVE PLAN AWARDS IN THE LAST FISCAL YEAR

     None. We have no long-term incentive plans.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of June 30, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 2,045,000 shares of common stock outstanding at that date.

                           Number of Shares Percentage

Name                            Beneficially Owned             of Class
----------------                ------------------             --------
Leonard W. Burningham               225,000                      11.0%
1227 East Gilmer Drive
Salt Lake City, UT 84105

James P. Doolin
1338 South Foothill Dr, #163        748,000*                     36.6%
Salt Lake City, UT 84108

Michael J. Doolin                   100,000**                     4.9%
5 Pepperwood Drive
Sandy, UT 84092

Quad D LTD Partnership*             745,000**                    36.4%
5 Pepperwood Drive
Sandy, UT 84092

TOTAL                             1,818,000                      88.9%


     * James P Doolin, President and Director, is deemed a beneficial owner. A person is deemed a beneficial owner if that person has the right to acquire beneficial ownership of a security within 60 days. Mr. Doolin owns 748,000 common shares and 15,000 shares of the Company's Preferred Stock, Series A. Each share of Preferred Stock, Series A, can be converted at the option of the record holder thereof any time prior to August 31, 2008, into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On August 31, 2008, all remaining issued and outstanding shares of Preferred Stock, Series A, shall automatically be called and each share of Preferred Stock, Series A, shall be converted into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On a fully diluted basis, the currently issued and outstanding shares of Preferred Stock, Series A, would convert into 300,000 shares of common stock, leaving a total issued and outstanding common share balance of 2,345,000. On a fully diluted basis, Mr. Doolin would control 898,000 of the 2,345,000 total issued and outstanding common shares, or approximately 38.3% of the issued and outstanding common shares.

     **Michael Doolin is the general partner of Quad D LTD Partnership. Quad D Partnership owns 745,000 common shares. Michael Doolin owns 100,000 common shares and 3,000 shares of the Company's Preferred Stock, Series A. Each share of Preferred Stock, Series A, can be converted at the option of the record holder thereof any time prior to August 31, 2008, into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On August 31, 2008, all remaining issued and outstanding shares of Preferred Stock, Series A, shall automatically be called and each share of Preferred Stock, Series A, shall be converted into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On a fully diluted basis, the currently issued and outstanding shares of Preferred Stock, Series A, would convert into 30,000 shares of common stock, leaving a total issued and outstanding common share balance of 2,345,000. On a fully diluted basis, Mr. Doolin would control 875,000 of the 2,345,000 total issued and outstanding common shares, or approximately 37.3% of the issued and outstanding common shares.

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS(FULLY-DILUTED)

     The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of June 30, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 2,345,000 shares of common stock outstanding at that date.

                           Number of Shares Percentage

Name                            Beneficially Owned             of Class
----------------                ------------------             --------
Leonard W. Burningham               225,000                       9.6%
1227 East Gilmer Drive
Salt Lake City, UT 84105

James P. Doolin
1338 South Foothill Dr, #163        898,000*                     38.3%
Salt Lake City, UT 84108

Michael J. Doolin                   100,000**                     4.3%
5 Pepperwood Drive
Sandy, UT 84092

Quad D LTD Partnership              745,000**                    31.8%
5 Pepperwood Drive
Sandy, UT 84092

TOTAL                             1,968,000                      83.9%


     * James P Doolin, President and Director, is deemed a beneficial owner. A person is deemed a beneficial owner if that person has the right to acquire beneficial ownership of a security within 60 days. Mr. Doolin owns 748,000 common shares and 15,000 shares of the Company's Preferred Stock, Series A. Each share of Preferred Stock, Series A, can be converted at the option of the record holder thereof any time prior to August 31, 2008, into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On August 31, 2008, all remaining issued and outstanding shares of Preferred Stock, Series A, shall automatically be called and each share of Preferred Stock, Series A, shall be converted into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On a fully diluted basis, the currently issued and outstanding shares of Preferred Stock, Series A, would convert into 300,000 shares of common stock, leaving a total issued and outstanding common share balance of 2,345,000.

     **Michael Doolin is the general partner of Quad D LTD Partnership. Quad D Partnership owns 745,000 common shares. Michael Doolin owns 100,000 common shares and 3,000 shares of the Company's Preferred Stock, Series A. Each share of Preferred Stock, Series A, can be converted at the option of the record holder thereof any time prior to August 31, 2008, into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On August 31, 2008, all remaining issued and outstanding shares of Preferred Stock, Series A, shall automatically be called and each share of Preferred Stock, Series A, shall be converted into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value.

     SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the holdings of common stock of the Company's directors and executive officers as of the date hereof. The percentage of beneficial ownership is based upon 2,045,000 shares of common stock outstanding at that date.


Name                            Beneficially Owned           of Class
----------------                ------------------           --------
James P. Doolin*
1338 South Foothill Dr, #163           748,000*                 36.4%
Salt Lake City, UT 84108

Shane E. Thueson                         1,000                    0%
1338 South Foothill Dr, #163
Salt Lake City, UT 84108

John K. Winchester                       1,000                    0%
1338 South Foothill Dr, #163
Salt Lake City, UT 84108

TOTAL OFFICERS & DIRECTORS             750,000                 36.5%

     * James P Doolin, President and Director, is deemed a beneficial owner. A person is deemed a beneficial owner if that person has the right to acquire beneficial ownership of a security within 60 days. Mr. Doolin owns 748,000 common shares and 15,000 shares of the Company's Preferred Stock, Series A. Each share of Preferred Stock, Series A, can be converted at the option of the record holder thereof any time prior to August 31, 2008, into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On August 31, 2008, all remaining issued and outstanding shares of Preferred Stock, Series A, shall automatically be called and each share of Preferred Stock, Series A, shall be converted into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On a fully diluted basis, the currently issued and outstanding shares of Preferred Stock, Series A, would convert into 300,000 shares of common stock, leaving a total issued and outstanding common share balance of 2,345,000. On a fully diluted basis, Mr. Doolin would control 898,000 of the 2,345,000 total issued and outstanding common shares, or approximately 14.4% of the issued and outstanding common shares. For further information see the following table:

     SECURITY OWNERSHIP OF MANAGEMENT (FULLY-DILUTED)

     The following table sets forth the fully-diluted holdings of common stock (assuming 100% conversion of the Preferred Stock, Series A), of the Company's directors and executive officers as of the date hereof:

     The following table sets forth the holdings of common stock of the Company's directors and executive officers as of the date hereof:

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
James P. Doolin*
1338 South Foothill Dr, #163           898,000*                 44%
Salt Lake City, UT 84108

Shane E. Thueson                         1,000                   0%
1338 South Foothill Dr, #163
Salt Lake City, UT 84108

John K. Winchester                       1,000                   0%
1338 South Foothill Dr, #163
Salt Lake City, UT 84108

TOTAL OFFICERS & DIRECTORS             900,000                  44%

     * James P Doolin, President and Director, is deemed a beneficial owner. A person is deemed a beneficial owner if that person has the right to acquire beneficial ownership of a security within 60 days. Mr. Doolin owns 748,000 common shares and 15,000 shares of the Company's Preferred Stock, Series A. Each share of Preferred Stock, Series A, can be converted at the option of the record holder thereof any time prior to August 31, 2008, into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On August 31, 2008, all remaining issued and outstanding shares of Preferred Stock, Series A, shall automatically be called and each share of Preferred Stock, Series A, shall be converted into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On a fully diluted basis, the currently issued and outstanding shares of Preferred Stock, Series A, would convert into 300,000 shares of common stock, leaving a total issued and outstanding common share balance of 2,345,000.

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     None. We have no equity compensations plans.

     CHANGES IN CONTROL

     We do not have any arrangements  that would result in any change in control
of  our  company.   However,   there  are  no  provisions  in  our  Articles  of
Incorporation or Bylaws that would delay, defer or prevent a change in control.

ITEM  13:  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

     None.   We  have  no   undisclosed   related   transactions.

     RESOLVING CONFLICTS OF INTEREST

     Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

     DIRECTOR INDEPENDENCE

     We do not have any independent directors serving on our board of directors

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2008 and 2007:


                Fee Category                  2008    2007
--------------------------------------------------------------
--------------------------------------------------------------
Audit Fees                                  $ 14,210      0
Audit-related Fees                          $      0      0
Tax Fees                                    $    390      0
All Other Fees                              $      0      0
                                             -----------------
Total Fees                                  $ 14,600      0
                                             =================

     Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

     Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Exhibits.  The following exhibits are filed as part of this Annual Report:

No.      Description
----     ---------------------------------------------------------------------------------------

31.1     Certification of Principal Executive Officer as adopted pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 *
31.2     Certification of Principal Financial Officer as adopted pursuant to Section 302 of the
         Sarbanes Oxley Act of 2002 *
32.2     Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section
         1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*    Filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 27, 2008                  4TH GRADE FILMS, INC.


                                       By: /S/James Doolin
                                       James Doolin
                                       President & Director
                                       Principal Executive and Financial Officer



     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



Date: August 27, 2008

                                       By: /S/James Doolin
                                       James Doolin
                                       President & Director
                                       Principal Executive and Financial Officer