Form 10-Q
period 2008-09-30
4th Grade Films Inc
filed 2008-10-31
CIK 1400683

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2008

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

                                October 31, 2008

                                    2,345,000

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


                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                                  BALANCE SHEET
                              As of September 30, 2008
                                and June 30, 2008

                                                             9/30/2008               6/30/2008
                                                         -------------------     ------------------
                                                            [unaudited]              [audited]
                ASSETS
Assets

     Current Assets

         Cash                                                      $ 14,284               $ 40,389
                                                         -------------------     ------------------
     Total current assets                                            14,284               $ 40,389

         Film Costs                                                 100,149              $ 100,149
                                                         -------------------     ------------------
Total Assets                                                      $ 114,433              $ 140,538
                                                         ===================     ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

     Current Liabilities

         Accounts Payable                                           $ 3,505                $ 2,725
         Accrued Liabilities - related party                            900                    675
         Income Taxes Payable                                           100                    100
                                                         -------------------     ------------------
     Total Current Liabilities                                        4,505                  3,500
                                                         -------------------     ------------------
     Long Term Liabilities

         Note Payable - Shareholder                                 $ 6,376               $ 25,948
                                                         -------------------     ------------------
     Total Long Term Liabilities                                      6,376                 25,948
                                                         -------------------     ------------------
Total Liabilities                                                  $ 10,881               $ 29,448
                                                         ===================     ==================

     Stockholders' Equity

         Preferred Stock - 5,000,000 shares                               -                    300
         authorized at $0.01 par; 0 shares
         issued and outstanding (Series  A
         Convertible)  and 30,000 shares
         outstanding respectively

         Common Stock - 50,000,000 shares
         authorized at $0.01 par; 2,345,000 and
         2,045,000 shares issued and outstanding,
         respectively                                                23,450                 20,450
         Paid-in Capital                                            123,762                126,462
         Deficit Accumulated during the development stage           (43,660)               (36,122)
                                                         -------------------     ------------------
     Total Stockholders' Equity                                     103,552                111,090
                                                         -------------------     ------------------
Total Liabilities and Stockholders' Equity                        $ 114,433              $ 140,538
                                                         ===================     ==================




                   See Notes to the Condensed Financial Statements



                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF OPERATIONS
          For the Three Month Period Ended September 30, 2008 and 2007
          and for the period from inception through September 30, 2008

                                                      For the                 For the
                                                   Three Months            Three Months        Since Inception
                                                       Ended                   Ended               through
                                                      9/30/08                 9/30/07              9/30/08
                                                  ----------------        ----------------     -----------------

Revenues                                                  $     -                 $     -              $      -

Operating Expenses
      Professional Expenses                                 6,571                   7,104                31,330
      SG&A                                                    539                   1,767                10,754
                                                  ----------------        ----------------     -----------------
Total Operating Expenses                                    7,110                   8,871                42,084
                                                  ----------------        ----------------     -----------------
Net Income/(Loss) from Operations                          (7,110)                 (8,871)              (42,084)
                                                  ----------------        ----------------     -----------------
Interest Income                                                 -                       -                     -
Interest Expense                                             (428)                      -                (1,376)
                                                  ----------------        ----------------     -----------------
Net Loss Before Income Taxes                               (7,538)                 (8,871)              (43,460)

Provision for Income Taxes                                      -                       -                   200
                                                  ----------------        ----------------     -----------------
Net Loss                                                   (7,538)                 (8,871)              (43,660)
                                                  ================        ================     =================
Loss Per Share                                            $ (0.01)                $ (0.01)              $ (0.04)
                                                  ================        ================     =================
Weighted Average Shares Outstanding                     2,146,087                 745,000             1,058,076
                                                  ================        ================     =================

                   See Notes to the Condensed Financial Statements

                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Month Period Ended September 30, 2008 and 2007
          and for the period from inception through September 30, 2008


                                                                         For the         For the          Since
                                                                        Three Months    Three Months    Inception
                                                                          Ended           Ended          through
                                                                         9/30/08         9/30/07         9/30/08
                                                                       ------------    ------------    ------------

Net Loss                                                                    (7,538)         (8,871)        (43,660)

      Adjustments to reconcile net loss to net cash
      Provided/(Used) by Operating Activities:

          Additions to Capitalized Film Costs                                    -         (10,729)       (100,149)
          Increase/(Decrease) in Accounts Payable                              780           1,570           3,505
          Increase/(Decrease) in Accrued Liabilities - related party           225               -             900
          Increase/(Decrease) in Accrued Director Compensation                   -           1,500               -
          Increase/(Decrease) in Income Taxes Payable                            -               -             100
          Accrued Interest included in Notes Payable Balance                   428               -           1,376
          Issued Common Stock in Exchange for Payment of Expenses                                -           5,212
          -------------------------------------------------------------------------    ------------    ------------
      Net Cash Used for Operating Activities                                (6,105)        (16,530)       (132,716)

      Cash Provided by Financing Activities

          Proceeds/(Payments) from Loan from Shareholder                   (20,000)              -           5,000
          Issued Common Stock for Cash                                           -               -          52,000
          Issued Preferred Stock for Cash                                        -               -          90,000
                                                                       ------------    ------------    ------------
      Net Cash Provided by Financing Activities                            (20,000)              -         147,000
                                                                       ------------    ------------    ------------
      Net Increase in cash                                                 (26,105)        (16,530)         14,284
Beginning Cash Balance                                                      40,389          32,343               -
                                                                       ------------    ------------    ------------
Ending Cash Balance                                                       $ 14,284        $ 15,813        $ 14,284
                                                                       ============    ============    ============

Supplemental Schedule of Cash Flow Activities

      Cash paid for
          Interest                                                             $ -             $ -         $     -
          Income taxes                                                         $ -             $ -         $   100
          Common Stock Issued in Exchange for Payment of Expenses              $ -             $ -         $ 5,212


                   See Notes to the Condensed Financial Statements


                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                   Notes to the Condensed Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of 4th Grade Films, Inc. (the "Company" or "4th Grade Films") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the period ended June 30, 2008. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of $7,538 for the three months ended September 30, 2008. Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          During the year ended June 30, 2008, James Doolin, the Company's President and director, loaned the Company an aggregate of $25,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. On August 19, 2008, the Company repaid $20,000 of the outstanding note payable. As of September 30, 2008, the outstanding note payable to the shareholder was $6,376, including accrued interest. From inception through September 30, 2008 the Company accrued interest of $1,376 on the note.

          As of September 30, 2008, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          The Company rents office space from the Company's President at a cost of $75 per month. The Company has accrued $900 in unpaid rental fees from this arrangement.

Note 4 -  Film Costs

          Film costs consisted of the following as of September 30, 2008:

            Films:

            Released                       $        -
            Completed, not released                 -
            In production                     100,149
            In development, or Preproduction        -
                                           ----------
            Total                          $  100,149
                                           ==========

          As of September 30, 2008, the Company does not have any unamortized film costs of completed or released films or participation liabilities and, therefore, does not present an estimate of the amortization of these costs.

Note 5 - Conversion of Preferred Stock, Series A

          On or about May 15, 2007, the Company offered a no minimum and a maximum of 30,000 shares of Preferred Stock, Series A, at $3.00 per share pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. The Company completed the offering on or about June 1, 2007, selling all 30,000 shares of Preferred Stock, Series A, for gross proceeds of $90,000. On August 31, 2008, the 30,000 outstanding shares of Preferred Stock, Series A, were mandatorily converted to the Company's Common Stock. The Preferred Stock, Series A, were converted on a 1 for 10 share basis for 300,000 common shares. As of September 30, 2008, the Company had no Preferred Stock outstanding and 2,045,000 Common shares issued and outstanding.

Note 6 -  Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarified the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning July 1, 2008. On February 12, 2008, the FASB issued Financial Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157." This Staff Position delays the effective date of SFAS No. 157 until July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB's constituents additional time to consider the effect of the various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     PLAN OF OPERATION

For the next 12 months, the Company will:

     (1) Execute on its marketing campaign for the Company's Film. The marketing campaign will include submitting the Film to film festivals and developing relationships with independent film distributors. The Company will submit the Film into several independent film festivals to seek exposure within the independent film community. Management has targeted approximately thirty film festivals throughout North America to enter the Film. Management believes that film festivals provide broad marketing exposure within the independent film community. The Company can provide no assurances that the Film will be selected to be showcased at a film festival. Furthermore, Management's marketing plan includes marketing the film directly to distribution entities. Currently, the Company does not have any distribution agreements established with independent film distributors, but will work to develop distribution channels throughout the next twelve months. The Company can make no assurances that the Company will be able to sell or distribute the Film. Other than submission fees to film festivals and travel expenses, the Company does not anticipate in allocating substantial monetary resources to the marketing of the Film over the next twelve months. The Company estimates the total marketing expenses for the next twelve months, including submission fees and travel expenses for the Film, will not exceed $10,000. The Company's current cash resources will be sufficient to cover the planned marketing expenses.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended September 30, 2008, resulted in a net loss of $7,538. The Basic Loss per Share for the three month period ended September 30, 2008 was ($0.01). Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of $7,538 and no revenue for the period ended September 30, 2008. For the period ended September 30, 2007 the Company generated no revenue and a net loss of $8,871. The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be
ascertained   with  any  certainty,   and  if  and  until  the  Company  obtains
distribution of its film projects, no such forecast or guidance will be formulated or provided.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of sales was $0 for the three month period ended September 30, 2008 and 2007. The Company did not generate any revenue for the periods ended September 30, 2008 and 2007, and therefore did not incur any expenses related to revenue.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the three month period ended September 30, 2008, was $7,110. Operating expenses included professional fees and general administrative expenses.

     - The Company's professional fees include accounting and legal fees. The net accounting and legal expenses incurred in the three month period ended September 30, 2008 totaled $6,571 and $7,104 for the period ended September 30, 2007. The Company estimates annual accounting expenses to be approximately $14,000. Management's estimate for legal expenses for the fiscal year to be approximately $5,000.

     - The Company incurred $225 in rent for the three month period ended September 30, 2008 and 2007. General and administrative expenses for the quarter ended September 30, 2008 was $539 and $1,767 for the quarter ended September 30, 2007.

     OPERATING RESULTS INTEREST EXPENSES

     The Company incurred $428 in interest expense for the quarter ended September 30, 2008. The Company did not incur any interest expense for the quarter ended September 30, 2007. The interest expense for the quarter ended September 30, 2008, was attributed to a loan from James Doolin, the Company's President and director. During the year ended June 30, 2008, James Doolin, the Company's President and director, loaned the Company an aggregate of $25,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. On August 19, 2008, the Company repaid $20,000 of the outstanding note payable. As of September 30, 2008, the outstanding note payable to the shareholder was $6,376. From inception through September 30, 2008 the Company accrued interest of $1,376 on the note.

     LIQUIDITY

     As of September 30, 2008, the Company had no accounts receivable, $4,405 in accounts payable and accrued liabilities. The Company had no inventory as of September 30, 2008, but has capitalized film development costs of $100,149.

     The Company has a cash balance of $14,285 as of September 30, 2008. Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company's management will continue to advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Currently a member of the Company's management has loaned the Company approximately $5,000 in principal. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of September 30, 2008.

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

                                4TH Grade Films, Inc.

Date: 10/31/08                  /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 10/31/08                  /S/SHANE THUESON
                                --------------------------------------------
                                Shane Thueson, Vice President and Director