Form 10-Q
period 2008-12-31
4th Grade Films Inc
filed 2009-02-10
CIK 1400683

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2008

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

                                February 5, 2009

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


                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                                  BALANCE SHEET
                              As of December 31, 2008
                                and June 30, 2008


                                                                12/31/2008              6/30/2008
                                                             ------------------     ------------------
                                                                [unaudited]             [audited]
              ASSETS


     Assets

         Current Assets
            Cash                                                     $  10,666              $  40,389
                                                             ------------------     ------------------
         Total current assets                                           10,666                 40,389

            Film Costs                                                 100,149                100,149
                                                             ------------------     ------------------
     Total Assets                                                    $ 110,815              $ 140,538
                                                             ==================     ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities

         Current Liabilities

            Accounts Payable                                          $ 12,123               $  2,725
            Accrued Liabilities - related party                          1,125                    675
            Income Taxes Payable                                             -                    100
                                                             ------------------     ------------------
         Total Current Liabilities                                    $ 13,248                  3,500

         Long Term Liabilities

            Note Payable - Shareholder                                $  6,537               $ 25,948
                                                             ------------------     ------------------
         Total Long Term Liabilities                                  $  6,537                 25,948
                                                             ------------------     ------------------
     Total Liabilities                                                $ 19,785               $ 29,448

         Stockholders' Equity

            Preferred Stock - 5,000,000 shares                               -                    300
            authorized at $0.01 par; (Series  A
            Convertible) 0 and 30,000 shares
            issue and outstanding respectively

            Common Stock - 50,000,000 shares
            authorized at $0.01 par; 2,345,000 and
            2,045,000 shares issued and outstanding, respectively       23,450                 20,450
            Paid-in Capital                                            123,762                126,462
            Deficit Accumulated during the development stage           (56,182)               (36,122)
                                                             ------------------     ------------------
         Total Stockholders' Equity                                     91,030                111,090
                                                             ------------------     ------------------
     Total Liabilities and Stockholders' Equity                       $110,815               $140,538
                                                             ==================     ==================



                   See Notes to the Condensed Financial Statements



                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF OPERATIONS
   For the Three Month and Six Month Periods Ended December 31, 2008 and 2007
  and for the period from inception [April 25, 2007] through December 31, 2008

                                               For the           For the           For the            For the
                                            Three Months      Three Months        Six Months        Six Months      Since Inception
                                                Ended             Ended             Ended              Ended            through
                                             12/31/2008        12/31/2007         12/31/2008        12/31/2007        12/31/2008
                                           ----------------  ----------------  -----------------  ----------------  ----------------
Revenues                                           $     -           $     -            $     -           $     -           $     -

Operating Expenses
      Professional Expenses                         11,393             6,110             17,964            13,215            42,723
      SG&A                                             968               941              1,507             2,708            11,722
                                           ----------------  ----------------  -----------------  ----------------  ----------------
Total Operating Expenses                            12,361             7,051             19,471            15,923            54,445
                                           ----------------  ----------------  -----------------  ----------------  ----------------

Net Income/(Loss) from Operations                  (12,361)           (7,051)           (19,471)          (15,923)          (54,445)
                                           ----------------  ----------------  -----------------  ----------------  ----------------
Interest Income                                          -                 -                  -                 -                 -
Interest Expense                                      (161)                -               (589)                -            (1,537)
                                           ----------------  ----------------  -----------------  ----------------  ----------------
Net Loss Before Income Taxes                       (12,522)           (7,051)           (19,632)          (15,923)          (55,982)

Provision for Income Taxes                               -                 -               (428)                -               200
                                           ----------------  ----------------  -----------------  ----------------  ----------------
Net Loss                                           (12,522)           (7,051)           (20,060)          (15,923)          (56,182)
                                           ================  ================  =================  ================  ================

Loss Per Share                                     $ (0.01)          $ (0.01)           $ (0.01)          $ (0.03)          $ (0.04)
                                           ================  ================  =================  ================  ================

Weighted Average Shares Outstanding              2,345,000           745,000          2,245,543           745,000         1,249,968
                                           ================  ================  =================  ================  ================


                   See Notes to the Condensed Financial Statements

                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS
           For the Six Month Periods Ended December 31, 2008 and 2007
  and for the period from inception [April 25, 2007] through December 31, 2008

                                                                     For the         For the
                                                                   Six Months      Six Months      Since Inception
                                                                      Ended           Ended            through
                                                                   12/31/2008      12/31/2007        12/31/2008
                                                                  --------------  --------------  ------------------
Net Loss                                                                (20,060)        (15,923)            (56,182)

      Adjustments to reconcile net loss to net cash
      Provided/(Used) by Operating Activities:

          Additions to Capitalized Film Costs                                 -         (19,729)           (100,149)
          Increase/(Decrease) in Accounts Payable                         9,398           3,882              12,123
          Increase/(Decrease) in Accrued Liabilities - related party        450               -               1,125
          increase/(Decrease) in Director Compensation                        -             750                   -
          Increase/(Decrease) in Income Taxes Payable                      (100)           (100)                  -
          Accrued Interest included in Notes Payable Balance                589               -               1,537
          Issued Common Stock in exchange for payment of expenses             -               -               5,212
                                                                  --------------  --------------  ------------------
      Net Cash Used for Operating Activities                             (9,723)        (31,120)           (136,334)

      Cash Provided by Financing Activities

          Proceeds/(Payments)from Loan from Shareholder                 (20,000)              -               5,000
          Issued Common Stock for Cash                                        -               -              52,000
          Issued Preferred Stock for Cash                                     -               -              90,000
                                                                  --------------  --------------  ------------------
      Net Cash Provided/(Used) by Financing Activities                  (20,000)              -             147,000
                                                                  --------------  --------------  ------------------

      Net Increase/(Decrease) in cash                                   (29,723)        (31,120)             10,666

Beginning Cash Balance                                                   40,389          32,343                   -
                                                                  --------------  --------------  ------------------
Ending Cash Balance                                                    $ 10,666         $ 1,223            $ 10,666
                                                                  ==============  ==============  ==================

Supplemental Schedule of Cash Flow Activities

      Cash paid for
          Interest                                                        $   -             $ -             $     -
          Income taxes                                                    $ 100             $ -             $   100
          Common Stock Issued in Exchange for Payment of Expenses         $   -             $ -             $ 5,212


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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of ($12,361) for the three months ended December 31, 2008. Because the Company has accumulated losses since inception, has minimal liquid current assets, and has no sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          During the year ended June 30, 2008, James Doolin, the Company's President and director, loaned the Company an aggregate of $25,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. On August 19, 2008, the Company repaid $20,000 of the outstanding note payable. As of December 31, 2008, the outstanding note payable to the shareholder was $6,537, including accrued interest. From inception through December 31, 2008 the Company accrued interest of $1,537 on the note.

          As of December 31, 2008, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          The Company rents office space from the Company's President at a cost of $75 per month. As of December 31, 2008, the Company has accrued $1,125 in unpaid rental fees from this arrangement.

Note 4 -  Film Costs

          Film costs consisted of the following as of December 31, 2008:

            Films:

            Released                       $        -
            Completed, not released                 -
            In production                     100,149
            In development, or Preproduction        -
                                           ----------
            Total                          $  100,149
                                           ==========

          As of December 31, 2008, the Company does not have any unamortized film costs of completed or released films or participation liabilities and, therefore, does not present an estimate of the amortization of these costs.

Note 5 - Conversion of Preferred Stock, Series A

          On or about May 15, 2007, the Company offered a no minimum and a maximum of 30,000 shares of Preferred Stock, Series A, at $3.00 per share pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. The Company completed the offering on or about June 1, 2007, selling all 30,000 shares of Preferred Stock, Series A, for gross proceeds of $90,000. On August 31, 2008, the 30,000 outstanding shares of Preferred Stock, Series A, were mandatorily converted to the Company's Common Stock. The Preferred Stock, Series A, were converted on a 1 for 10 share basis for 300,000 common shares. As of December 31, 2008, the Company had no Preferred Stock outstanding and 2,345,000 Common shares issued and outstanding.

Note 6 -  Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning July 1, 2008. On February 12, 2008, the FASB issued Financial Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157." This Staff Position delays the effective date of SFAS No. 157 until July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB's constituents additional time to consider the effect of the various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. The Company is currently determining what impact the application of SFAS 157 on July 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     PLAN OF OPERATION

For the next 12 months, the Company will:

          (1) Execute on its marketing campaign for the Company's Film. The marketing campaign will include submitting the Film to film festivals and developing relationships with independent film distributors. The Company has submitted the Film into several independent film festivals to seek exposure within the independent film community. Management targeted approximately thirty film festivals throughout North America to enter the Film. Management believes that film festivals provide broad marketing exposure within the independent film community. As of January 9, 2009, the Film has been named as an official finalist to the 2009 Canada International Film Festival and has also been chosen to receive the Gold
     Kahuna Award for Excellence in Filmmaking at the 2009 Honolulu International Film Festival. The Company can provide no assurances that the Film will be selected to be showcased at any other film festivals, but management will utilize these festivals as an opportunity to gain exposure of the Film and seek to secure a relationships with distribution companies. Furthermore, Management's marketing plan includes marketing the film directly to distribution entities. Currently, the Company does not have any distribution agreements established with independent film distributors, but will work to develop distribution channels throughout the next twelve months. Management can make no assurances that the Company will be able to sell or distribute the Film. Other than submission fees to film festivals and travel expenses, the Company does not anticipate in allocating substantial monetary resources to the marketing of the Film over the next twelve months. The Company estimates the total marketing expenses for the next twelve months, including submission fees and travel expenses for the Film, will not exceed $10,000. The Company's current cash resources will be sufficient to cover the planned marketing expenses.

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

     The Company has accumulated losses since inception and has not been able to generate profits from operations. The Company will continue marketing its first film project within the independent film community. The Company intends to generate revenue through marketing and distributing the film, however the Company can provide no assurances that it will be able to generate any revenue from the film. Operating capital, including the proceeds to finance the Company's first film project have been raised through the Company's shareholders.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended December 31, 2008, resulted in a net loss of ($12,522). The Basic Loss per Share for the three month period ended December 31, 2008 was ($0.01). Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of ($12,522) and ($20,060) and no revenue for the three and six month periods ended December 31, 2008, respectively. For the three and six month periods ended December 31, 2007 the Company generated no revenue and a net loss of (7,051) and (15,923), respectively. The Company does not provide any forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, and if and until the Company obtains distribution of its film projects, no such forecast or guidance will be formulated or provided.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of sales was $0 for the three and six month periods ended December 31, 2008 and 2007. The Company did not generate any revenue for the three or six month periods ended December 31, 2008 and 2007, and therefore did not incur any expenses related to revenue.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the three and six month periods ended December 31, 2008, were $12,361 and $19,471, respectively. Operating expenses included professional fees and general administrative expenses.

     - The Company's professional fees include transfer agent fees, accounting and legal fees. The net accounting and legal expenses incurred in the three month period ended December 31, 2008 totaled $11,393 and $6,110 for the three month period ended December 31, 2007. The net professional fees incurred for the six month periods ended December 31, 2008 totaled $17,964 and $13,215 for the same period ended December 31, 2007. The professional fees for the three and six month period ended December 31, 2008 were significantly higher due to expenses associated with the higher accounting fees and transfer agent fees. The Company incurred $2,975 in transfer agent fees in the most recent six month period due to the removal of certain restrictions from some of the Company's issued common stock. For the fiscal year ending in 2009, the Company estimates annual accounting expenses to be approximately $15,000. Management's estimate for legal expenses for the fiscal year to be approximately $5,000 and $3,000 for transfer agent fees.

     - The  Company  incurred  $225 in rent for the three  month  periods  ended
     December 31, 2008 and 2007, and $450 for the six month periods ended December 31, 2008 and 2007. General and administrative expenses for the quarter ended December 31, 2008 was $968 and $941 for the quarter ended December 31, 2007. General and administrative expenses for the six month period ended December 31, 2008 was $1,507 and $2,708 for the six month period ended December 31, 2007. The general and administrative expenses were higher for the three and six month period ended December 31, 2007 due to costs associated with the production of the Film.

     OPERATING RESULTS INTEREST EXPENSES

     The Company incurred $161 in interest expense for the quarter ended December 31, 2008, and $589 in interest expense for the six month period ended December 31, 2008. The Company did not incur any interest expense for the quarter or six month period ended December 31, 2007. The interest expense for the quarter and six month period ended December 31, 2008, was attributed to a loan from James Doolin, the Company's President and director. During the year ended June 30, 2008, James Doolin, the Company's President and director, loaned the Company an aggregate of $25,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. On August 19, 2008, the Company repaid $20,000 of the outstanding note payable. As of December 31, 2008, the outstanding note payable to the shareholder was $6,537. From inception through December 31, 2008 the Company accrued interest of $1,537 on the note.

     LIQUIDITY

     As of December 31, 2008, the Company had no accounts receivable, $13,248 in accounts payable and accrued liabilities. The Company had no inventory as of December 31, 2008, but has capitalized film development costs of $100,149.

     The Company has a cash balance of $10,666 as of December 31, 2008. Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company's management will continue to advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Currently a member of the Company's management has loaned the Company approximately $5,000 in principal. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of December 31, 2008.

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

                                4TH Grade Films, Inc.

Date:02/05/2009                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:02/05/2009                 /S/SHANE THUESON
                                --------------------------------------------
                                Shane Thueson, Vice President and Director