Form 10-Q
period 2009-03-31
4th Grade Films Inc
filed 2009-05-13
CIK 1400683

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2009

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

                                  May 13, 2009

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

                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                            CONDENSED BALANCE SHEETS
                              As of March 31, 2009
                                and June 30, 2008


                                                          3/31/2009             6/30/2008
                                                      ------------------    ------------------
                                                         [unaudited]            [audited]

        ASSETS

Assets

     Current Assets
         Cash                                                 $   2,641             $  40,389
                                                      ------------------    ------------------
     Total current assets                                         2,641                40,389

         Film Costs                                             100,149               100,149
                                                      ------------------    ------------------
Total Assets                                                  $ 102,790             $ 140,538
                                                      ==================    ==================

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

     Current Liabilities

         Accounts Payable                                      $ 10,542               $ 2,725
         Accrued Liabilities - related party                      1,350                   675
         Income Taxes Payable                                         -                   100
                                                      ------------------    ------------------
     Total Current Liabilities                                 $ 11,892                 3,500

     Long Term Liabilities

         Note Payable - Shareholder                               6,698                25,948
                                                      ------------------    ------------------
     Total Long Term Liabilities                                  6,698                25,948
                                                      ------------------    ------------------
Total Liabilities                                                18,590                29,448

     Stockholders' Equity

         Preferred Stock - 5,000,000 shares                           -                   300
         authorized at $0.01 par; 0 shares
         issued and outstanding (Series  A
         Convertible)  and 30,000 shares
         outstanding respectively

         Common Stock - 50,000,000 shares
         authorized at $0.01 par; 2,345,000 and
         2,045,000 shares issued and outstanding, respectively   23,450                20,450
         Paid-in Capital                                        123,762               126,462
         Deficit Accumulated during the development stage       (63,012)              (36,122)
                                                      ------------------    ------------------
     Total Stockholders' Equity                                  84,200               111,090
                                                      ------------------    ------------------

Total Liabilities and Stockholders' Equity                  $   102,790             $ 140,538
                                                      ==================    ==================

            See accompanying notes to condensed financial statements



                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF OPERATIONS
           For the Three and Nine Months Ended March 31, 2009 and 2008
           and For the Period from Inception through March 31, 2009

                                         For the            For the           For the           For the
                                       Three Months       Three Months      Nine Months       Nine Months     Since Inception
                                          Ended              Ended             Ended             Ended            through
                                        3/31/2009          3/31/2008         3/31/2009         3/31/2008         3/31/2009
                                     -----------------  ----------------- ----------------- ----------------- -----------------
Revenues                                     $      -           $      -           $     -           $     -           $     -

Operating Expenses
       Professional Expenses                    5,561              3,094            23,525            16,309            48,284
       SG&A                                     1,108              1,523             2,615             4,231            12,830
                                     -----------------  ----------------- ----------------- ----------------- -----------------
Total Operating Expenses                        6,669              4,617            26,140            20,540            61,114
                                     -----------------  ----------------- ----------------- ----------------- -----------------

Net Income/(Loss) from Operations              (6,669)            (4,617)          (26,140)          (20,540)          (61,114)
                                     -----------------  ----------------- ----------------- ----------------- -----------------
                                                                                                           -
Interest Income                                     -                  -                 -                 -                 -
Interest Expense                                 (161)              (501)             (750)             (501)           (1,698)
                                     -----------------  ----------------- ----------------- ----------------- -----------------
Net Loss Before Income Taxes                   (6,830)            (5,118)          (26,890)          (21,041)          (62,812)

Provision for Income Taxes                          -                  -                 -                 -               200
                                     -----------------  ----------------- ----------------- ----------------- -----------------
Net Loss                                     $ (6,830)          $ (5,118)         $(26,890)         $(21,041)         $(63,012)
                                     =================  ================= ================= ================= =================

Loss Per Share                               $  (0.01)          $  (0.01)         $  (0.01)         $  (0.03)         $  (0.05)
                                     =================  ================= ================= ================= =================

Weighted Average Shares Outstanding         2,345,000            745,000         2,278,212           745,000         1,389,364
                                     =================  ================= ================= ================= =================

            See accompanying notes to condensed financial statements

                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended March 31, 2009 and 2008
           and For the Period from Inception through March 31, 2009


                                                             For the     For the      Since
                                                           Nine Months Nine Months  Inception
                                                              Ended       Ended      through
                                                            3/31/2009   3/31/2008   3/31/2009
                                                            ---------   ---------   ---------
Net Loss                                                    $ (26,890)  $ (21,041)  $ (63,012)

   Adjustments to reconcile net loss to net cash
   Provided/(Used) by Operating Activities:
    Issued Common Stock in Exchange for Payment of Expenses        -           -       5,212

   Changes in operating assets and liabilities:
    Increase/(Decrease) in Capitalized Film Costs                  -     (38,479)   (100,149)
    Increase/(Decrease) in Accounts Payable                    7,817       7,200      10,542
    Increase/(Decrease) in Accrued Liabilities - related party   675         502       1,350
    increase/(Decrease) in Director Compensation                   -       1,500           -
    Increase/(Decrease) in Income Taxes Payable                 (100)       (100)          -
    Accrued Interest included in Notes Payable Balance           750           -       1,698
                                                            ---------   ---------   ---------

   Net Cash Used for Operating Activities                    (17,748)    (50,418)   (144,359)

   Cash from Financing Activities

    Proceeds/(payments) on Loan from Shareholder             (20,000)     20,000       5,000
    Issued Common Stock for Cash                                   -           -      52,000
    Issued Preferred Stock for Cash                                            -      90,000
                                                            ---------   ---------   ---------

   Net Cash from Financing Activities                        (20,000)     20,000     147,000
                                                            ---------   ---------   ---------

   Net Increase/(Decrease) in cash                           (37,748)    (30,418)      2,641

Beginning Cash Balance                                        40,389      32,343           -
                                                            ---------   ---------   ---------

Ending Cash Balance                                          $ 2,641     $ 1,925     $ 2,641
                                                            =========   =========   =========

Supplemental Schedule of Cash Flow Activities

   Cash paid for
    Interest                                                 $     -     $     -     $   200
    Income taxes                                             $   100     $     -     $   100
    Common Stock Issued in Exchange for Payment of Expenses  $     -     $     -     $ 5,212


            See accompanying notes to condensed financial statements

                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                   Notes to the Condensed Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of 4th Grade Films, Inc. (the "Company" or "4th Grade Films") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Annual Report and notes thereto contained in the Company's Form 10-K for the period ended June 30, 2008. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal current assets, and has a net operating loss of $6,830 for the three months ended March 31, 2009. Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          Effective April 1, 2008, the directors resolved to suspend payment of $1,000 per year to each member of the board of directors. The Compensation was paid semi-annually, with the first $500 payment made on October 1, 2007 and subsequent $500 payment on March 1, 2008. The Payment to the Directors will be reinstated once the Company generates positive operating cash flow.

          During the year ended June 30, 2008, James Doolin, the Company's President and director, loaned the Company an aggregate of $25,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. On August 19, 2008, the Company repaid $20,000 of the outstanding note payable. As of March 31, 2009, the outstanding note payable to the shareholder was $6,698, including accrued interest. From inception through March 31, 2009 the Company accrued interest of $1,698 on the note.

          As of March 31, 2009, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          The Company rents office space from the Company's President at a cost of $75 per month. As of March 31, 2009, the Company has accrued $1,350 in unpaid rental fees from this arrangement.


Note 4 -  Film Costs

          Film costs consisted of the following as of March 31, 2009:

            Films:

            Released                       $        -
            Completed, not released                 -
            In production                     100,149
            In development, or Preproduction        -
                                           ----------
            Total                          $  100,149
                                           ==========

          As of March 31, 2009, the Company does not have any unamortized film costs of completed or released films or participation liabilities and, therefore, does not present an estimate of the amortization of these costs.

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

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company elected not to measure any additional assets or liabilities at fair value at the time SFAS 159 was adopted on July 1, 2008. As a result, implementation of SFAS 159 had no impact on the Company's condensed finacial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     PLAN OF OPERATION

For the next 12 months, the Company will:

     (1) Execute on its marketing campaign for the Company's Film. The marketing campaign will include submitting the Film to film festivals and developing relationships with independent film distributors. The Company has submitted the Film into several independent film festivals to seek exposure within the independent film community. Management targeted approximately thirty film festivals throughout North America to enter the Film. Management believes that film festivals provide broad marketing exposure within the independent film community. As of March 31, 2009, the Film has been named as an official finalist to the 2009 Canada International Film Festival and has also been chosen to receive the Gold Kahuna Award for Excellence in Filmmaking at the 2009 Honolulu International Film Festival. The Company can provide no assurances that the Film will be selected to be showcased at any other film festivals, but management will utilize these festivals as an opportunity to gain exposure of the Film and seek to securerelationships with distribution companies. Furthermore, Management's marketing plan includes marketing the film directly to distribution entities. Currently, the Company does not have any distribution agreements established with independent film distributors, but will work to develop distribution channels throughout the next twelve months. Management can make no assurances that the Company will be able to sell or distribute the Film. Other than submission fees to film festivals and travel expenses, the Company does not anticipate in allocating substantial monetary resources to the marketing of the Film over the next twelve months. The Company estimates the total marketing expenses for the next twelve months, including submission fees and travel expenses for the Film, will not exceed $10,000. The Company's current cash resources will not be sufficient to cover the planned marketing expenses. The Company's management will advance the Company monies not to exceed $50,000, as loans to the Company, to cover the Company's operations and planned marketing expenses.

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

     The Company has not been able to generate positive cash flow from operations since inception. This along with the above mentioned factors raise substantial doubt about the Company's ability to continue as a going concern.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended March 31, 2009, resulted in a net loss of $6,830. The Basic Loss per Share for the three month period ended March 31, 2009 was ($0.01). Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of $6,830 and $26,890 and no revenue for three and nine month periods ended March 31, 2009, respectively. For the three and nine months periods ended March 31, 2008 the Company generated no revenue and accumulated a net loss of $5,118 and $21,041, respectively.

     The Company does not provide forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, therefore no forecasts or guidance will be formulated or provided.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of sales was $0 for the three and nine month periods ended March 31, 2009 and 2008. The Company did not generate any revenue for the periods ended March 31, 2009 and 2008, and therefore did not incur any expenses related to revenue.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the three month period ended March 31, 2009, was $6,669. Operating expenses included director compensation, professional fees, and general and administrative expenses.

     - The Company's professional fees include transfer agent fees, accounting and legal fees. The net accounting and legal expenses incurred in the three month period ended March 31, 2009 totaled $5,561 and $3,094 for the three month period ended March 31, 2008. The net professional fees incurred for the nine month periods ended March 31, 2009 totaled $23,525 and $16,309 for the same period ended March 31, 2008. The professional fees for the three and nine month periods ended March 31, 2009 were significantly higher due to expenses associated with the increased legal fees and transfer agent fees. The Company incurred $7,797 in legal fees in the most recent nine month period due to various legal opinions rendered by the Company's legal counsel. For the fiscal year ending in 2009, the Company estimates annual accounting expenses to be approximately $8,000. Management's estimate for legal expenses for the fiscal year to be approximately $7,000 and $3,000 for transfer agent fees.

     - The Company incurred $225 in rent for the three month periods ended March 31, 2009 and 2008, and $675 for the nine month periods ended March 31, 2009 and 2008. General and administrative expenses for the quarter ended March 31, 2009 were $1,108 and $1,523 for the quarter ended March 31, 2008. General and administrative expenses for the nine month period ended March 31, 2009 was $2,615 and $4,231 for the nine month period ended March 31, 2008. The general and administrative expenses were higher for the three and nine month period ended March 31, 2008 due to higher overall operational expenses.

     OPERATING RESULTS INTEREST EXPENSES

     The Company incurred $161 in interest expense for the quarter ended March 31, 2009, and $750 in interest expense for the nine month period ended March 31, 2009. The Company incurred $501 in interest expense for the three and nine month periods ended March 31, 2008. The interest expense for the three and nine month periods ended March 31, 2009 and 2008, was attributed to a loan from James Doolin, the Company's President and director. During the year ended June 30, 2008, James Doolin, the Company's President and director, loaned the Company an aggregate of $25,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. On August 19, 2008, the Company repaid $20,000 of the outstanding note payable. As of March 31, 2009, the outstanding note payable to the shareholder was $6,698. From inception through March 31, 2009 the Company accrued interest of $1,698 on the note.

     LIQUIDITY

     As of March 31, 2009, the Company had no accounts receivable, $11,892 in accounts payable and accrued liabilities. The Company had no inventory as of March 31, 2009, but has capitalized film development costs of $100,149.

     The Company has a cash balance of $2,641 as of March 31, 2009. Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company's management will continue to advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Currently a member of the Company's management has loaned the Company approximately $5,000 in principal. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of March 31, 2009.

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

                                4TH Grade Films, Inc.

Date: 05/13/09                  /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Principal Financial Officer,
                                              President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 05/13/09                  /S/SHANE THUESON
                                --------------------------------------------
                                Shane Thueson, Principal Executive Officer,
                                               Vice President and Director