Form 10-K
period 2009-06-30
4th Grade Films Inc
filed 2009-09-15
CIK 1400683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2009

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

     The market value of the voting stock held by non-affiliates is $16,000 based on 400,000 shares held by non-affiliates. Due to the lack of a trading market for the issuer's common stock, these shares have been arbitrarily valued at the same price of the Company's most recent common stock offering of $0.04 per share.

     As of September 15, 2009, the registrant had 2,345,000 shares of common stock outstanding.

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

ITEM 1.  BUSINESS

     HISTORICAL DEVELOPMENT

     4th Grade Films, Inc. (the "Company" or "4th Grade Films") was incorporated under the laws of the State of Utah on April 25, 2007, with an authorized capital of 55,000,000 shares divided into 50,000,000 shares of Common Stock, par value of $0.01 per share, and 5,000,000 shares of Preferred Stock, par value of $.01 per share. The Company was formed for the primary purpose of financing, producing, marketing and distributing films.

     On May 14, 2007, the Company filed Articles of Amendment to the Articles of Incorporation with the State of Utah that adopted certain designations and powers, voting powers, preferences, and relative, participating, optional or other rights of the Preferred Stock. Pursuant to the authority vested in the Board of Directors the Company provided for the issuance of a series of Preferred Stock, designated Preferred Stock, Series A, consisting of one million (1,000,000) of the currently authorized five million (5,000,000) shares of Preferred Stock. Each share of Preferred Stock, Series A, could be converted at the option of the record holder thereof any time prior to August 31, 2008, into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. On August 31, 2008, all remaining issued and outstanding shares of Preferred Stock, Series A, were automatically be called and each share of Preferred Stock, Series A, was converted into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value. Furthermore, the Preferred Stock, Series A, was preferred over the shares of Common Stock and any other series of Preferred Stock as to assets so that in the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Preferred Stock, Series A, could be entitled to receive out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any distribution is made to the holders of shares of Common Stock or any other series of Preferred Stock, an amount equal to one cent ($0.01) per share. In addition, the holders of the Preferred Stock, Series A have no voting rights.

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

     On or about May 20, 2008, the Company offered a no minimum and a maximum of 1,300,000 shares of Commoon Stock at $0.04 per share pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. The Company completed the offering on or about May 31, 2008, selling all 1,300,000 shares of Common Stock for gross proceeds of $52,000. These proceeds were used for marketing the Company's feature film, working capital and further development of the Company's operations in the film production industry.

     On or about August 31, 2008, all outstanding Preferred Stock, Series A, was automatically converted into Common stock on a one (1) preferred shares for ten
(10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value.

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

     Marketing and distributing is generally the final stage of the filmmaking cycle, where the movie is released to cinemas or to digital video disc ("DVD"). In conjunction with the release of the film the Company's strategy will be to prepare press releases, submit for selection to film festivals, create internet advertising and engage producer's agents and publicists to raise public awareness and promote the film. The Company will seek the above strategies with the intent of selling the film to a national or international distribution company. As of July 15, 2009 the Company engaged Circus Road Films, Inc. ("Circus Road Films"), a producer's agent, to represent the Company's film and solicit distribution, television licensing and international sales agency agreements from established licensors of rights to feature films. As per the terms of the agreement, Circus Road Films will be representing the Company's first film, "Four Stories of St. Julian."

     CURRENT FILM PROJECTS

     4th Grade Films has developed, financed and produced a feature-length film. The film, Four Stories of St. Julian (hereinafter "St. Julian" or the "Film"), was developed internally by the Company. The production of the Film was financed entirely by 4th Grade Films. The Company has begun its marketing and distribution strategy as referenced above. The Company cannot provide any assurances that the Film will obtain distribution or be profitable. Regardless of the success of the Film, the Company will continue to develop, finance, produce, market and distribute films within the independent film community. However, the Company cannot provide assurances that it will be able to develop, finance, produce, market and distribute in the future. To date the Company has incurred approximately $100,000 in expenses related to the production of St. Julian. The Company's management estimates that the total cost for the completed film and marketing expenses associated with the film will cost the Company an aggregate of approximately $110,000. Marketing costs will include preparing press releases, film festival submission fees, internet advertising and other marketing campaigns. The Company anticipates the budgets for future projects to range from $25,000 to $250,000.

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

     EMPLOYEES

     Other than the Company's officers and diretors it does not have any employees. The Company's officers and directors manage the Company's operations and oversee the Company's strategic development. James Doolin, President and Director, is responsible for overseeing the daily operations of the Company. Shane Thueson, the Company's Vice President, oversees content development within the Company. Mr. Thueson maintains a library of several original screenplays of his creation and ownership, of which the Company may acquire in the future. If the Company purchases a screenplay from Mr. Thueson it would be in an arm's length transaction. John Winchester, Secretary and Director, along with Mr. Doolin and Mr. Thueson manages the Company's strategic development and manages the Company's execution of its business plan. Mr. Doolin, Mr. Thueson and Mr. Winchester were paid $1,000 during fiscal year ended June 30, 2008. Executive compensation was paid semi-annually, with the first $500 payment made on October 1, 2007 and the subsequent $500 payment paid March 1, 2008. Effective April 1, 2008, the directors resolved to suspend payment of $1,000 per year to each member of the board of directors. The payment to the Directors will be reinstated once the Company generates positive operating cash flow. Furthermore, the Company does not anticipate adding any employees in the next twelve months.

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

     AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended June 30, 2009, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop, produce and distribute film content we may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

ITEM 3:  LEGAL PROCEEDINGS

     None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended June 30, 2009.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION

     There has never been any established "public market" for shares of common stock of the Company. The Company submitted an application for listing on the OTC Bulletin Board of FINRA. The application was approved on April 28, 2009; however no FINRA market partipant has posted a bid or ask price for the Company's common shares and therefore no quarterly bid data exists for the since the application was approved in April, 2009. No assurance can be given that any market for the Company's common stock will develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by the directors, executive officers or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Information about the date when directors, executive officers or any other person who may be deemed a beneficial holder, holding period of "restricted securities" commenced can be found under the caption "Recent Sales of Unregistered Securities," Part II, Item 5.

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

     RECENT SALES OF UNREGISTERED SECURITIES

     We have sold no unregistered securities during the period covered by this Annual Report.

     All unregistered securities that were sold in prior periods were sold to persons who were "accredited investors," as defined under Rule 501. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC. Section 18 of the Securities Act preempts state registration requirements of private sales to "accredited investors."

     Resales of these unregistered shares mentioned above must be made through an available exemption such as Rule 144 or Section 4(1) of the Securities Act in "routine trading transactions." Any person who acquires any of these securities in a private transaction may be subject to the same resale requirements. (See below for a general discussion on Rule 144).

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

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     None.

ITEM 6:  SELECTED FINANCIAL DATA

     Not required, pursuant to Item 3.01(c) of Regulation S-K.

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

     PLAN OF OPERATIONS

For the next 12 months, the Company will:

     (1) On July 15, 2009 the Company engaged Circus Road Films, Inc. ("Circus Road Films"), a producer's agent, to represent the Company's film and solicit distribution, television licensing and international sales agency agreements from established licensors of rights to feature films. As per the terms of the agreement, Circus Road Films will be representing the Company's first film, "Four Stories of St. Julian. The Company will work with Circus Road Films to continue to market the Company's Film. The marketing campaign will also include submitting the Film to additional film festivals and developing relationships with independent film distributors. In the past 12 months the Company's Film has been named as an official finalist to the 2009 Canada International Film Festival, an official selection of the Rainier Independent Film Festival, and has also been chosen to receive the Gold Kahuna Award for Excellence in Filmmaking at the 2009 Honolulu International Film Festival. The Company will continue to pursue entering film festival to obtain greater exposure for the Film.

     (2) Continue seeking opportunities in developing, financing, producing, marketing and/or distributing film content within the independent film market. Other than the Film, the Company does not have any other projects in production, but plans to begin pre-production of its next project within the next twelve months. Depending on the budget of the next project the Company may need to raise additional funding to finance the project. The Company's management will advance the Company additional monies not to exceed $50,000, as loans to the Company, to help the Company produce, market and distribute film content. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed that it will be able to obtain financing.

     (3) As part of an ongoing management process, the Company's fund raising efforts and support for the above initiatives will be continuously reviewed and prioritized to ensure that returns are commensurate with levels of investment.

     The Company has accumulated losses since inception and has not been able to generate profits from operations. The Company began the marketing process of its first film project within the independent film community within the past year. The Company intends to generate revenue through distributing or selling the film, however the Company can provide no assurances that it will be able to generate any revenue from the film. Operating capital, including the proceeds to finance the Company's first film project has been raised through the Company's shareholders.

     The Company's plan of operation for the next twelve months will continue to be developed, managed and operated solely by the Company's Officers and Directors. Other than the Company's officer and directors the Company does not currently have any employees nor does it anticipate hiring any employees over the next twelve months.

     The Company has not been able to generate positive cash flow from operations since inception. This along with the above mentioned factors raise substantial doubt the Company's ability to continue as a going concern.

     RESULTS OF OPERATIONS

     The Company has not generated a profit since inception. The Company generated a net loss of $(29,105) on no revenue for the year ended June 30, 2009 compared with net loss of $(30,796) on no revenue for the year ended June 30, 2008. The decrease in net loss for the most recent fiscal year was due to the decrease in professional and general administrative expenses. The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, and if and until the Company obtains distribution of its film projects, no such forecast or guidance will be formulated or provided.

     The Company did not generate revenues in the years ended June 30, 2009 or June 30, 2008. The Company has begun marketing its first film project. Depending on the market acceptance of the film and management's and the Company's producer representative's ability to distribute the film, the Company may generate revenue in the upcoming twelve months. The Company can provide no guidance regarding future revenue nor can it provide any assurances that it will be able to generate revenue.

     LIQUIDITY AND CAPITAL RESOURCES

     Balance Sheet Information:

The following information is a summary of our balance sheet as of June 30, 2009:

                                     Summary Balance Sheet as of June 30, 2009
                                     ===========================================


Total Current Assets                                                   $  1,683
Film Costs                                                              100,149
Total Assets                                                            101,832
Total Liabilities                                                        19,847
Accumulated Deficit                                                     (65,227)
Total Stockholders' Equity                                               81,985


     At June 30, 2009 our total current assets were $1,683 and consisted of cash and cash equivalents; we also had capitalized Film Costs of $100,149. As of June 30, 2008 our total assets were valued at $140,538, of which $40,389 was cash and $100,149 was capitalized Film Costs.

     Liabilities at June 30, 2009 totaled $19,847, and consisted of $12,982 in accounts payable and accrued liabilities and $6,865 in a note payable to James Doolin, the Company's President.

     FUNDING THROUGH PRIVATE PLACEMENTS

     The Company has completed the following three transactions to finance its formation and operations:

          1) On April 25, 2007, Hangman Productions, Inc., paid $5,212 in expenses on behalf of the Company. The expenses were related to the formation and incorporation of 4th Grade Films, Inc.

          2) On June 1, 2007, the Company completed an offering of 30,000 shares of Preferred Stock, Series A, at a price of $3.00 per share. This offering was conducted under Rule 506 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited" and "sophisticated" investors. The offering was subsequently closed and the Company received gross proceeds of $90,000. On August 31, 2008, the Preferred Stock, Series A, was automatically converted on a 1 for 10 basis to the Company's Common Stock.

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

     Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    PART F/S

                              4TH GRADE FILMS, INC.
                         [A Development Stage Company]
             Report of Independent Registered Public Accounting Firm
                                       and
                              Financial Statements

                                  June 30, 2009





                              4TH GRADE FILMS, INC.
                                 TABLE OF CONTENTS



                                                                                                    Page

Report of Independent Registered Public Accounting Firm                                               19

Balance Sheets as of June 30, 2009 and 2008                                                           20

Statements of Operations for the Years ended June 30, 2009 and 2008 and for the Period
from Inception [April 25, 2007] through June 30, 2009 and 2008                                        21

Statement of Stockholders' Equity for the Period from Inception [April 25, 2007]
through June 30, 2009                                                                                 22

Statements of Cash Flows for the Years ended June 30, 2009 and 2008 and for the Period
from Inception [April 25, 2007] through June 30, 2009 and 2008                                        23

Notes to Financial Statements                                                                      24 - 30



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
4th Grade Films, Inc.

     We have audited the accompanying balance sheets of 4th Grade Films, Inc. [a development stage company] as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2009 and 2008 and the for the period from inception [April 25, 2007] through June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4th Grade Films, Inc. (a development stage company) as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years ended June 30, 2009 and 2008 and for the period from inception [April 25, 2007] through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ MANTYLA MCREYNOLDS, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
September 15, 2009


                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                                 Balance Sheets
                             June 30, 2009 and 2008


                                                          6/30/2009             6/30/2008
                                                      ------------------    ------------------
                                     ASSETS

Assets

     Current Assets
         Cash                                                   $ 1,683              $ 40,389
                                                      ------------------    ------------------
     Total current assets                                         1,683              $ 40,389

         Film Costs                                             100,149             $ 100,149
                                                      ------------------    ------------------

Total Assets                                                  $ 101,832             $ 140,538
                                                      ==================    ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

     Current Liabilities

         Accounts Payable                                      $ 11,307               $ 2,725
         Accrued Liabilities - related party                      1,575                  675
         Income Taxes Payable                                       100                  100
                                                      ------------------    ------------------
     Total Current Liabilities                                 $ 12,982                 3,500
                                                      ------------------    ------------------
     Long Term Liabilities
         Note Payable - Shareholder                             $ 6,865              $ 25,948
                                                      ------------------    ------------------
     Total Long Term Liabilities                                $ 6,865                25,948
                                                      ------------------    ------------------
Total Liabilities                                                19,847              $ 29,448
                                                      ==================    ==================

     Stockholders' Equity

         Preferred Stock - 5,000,000 shares                           -                   300
         authorized at $0.01 par; 0 shares
         issued and outstanding (Series  A
         Convertible)  and 30,000 shares
         outstanding respectively

         Common Stock - 50,000,000 shares
         authorized at $0.01 par; 2,345,000 and
         2,045,000 shares issued and outstanding, respectively   23,450                20,450
         Paid-in Capital                                        123,762               126,462
         Deficit Accumulated during the development stage       (65,227)              (36,122)
                                                      ------------------    ------------------
     Total Stockholders' Equity                                  81,985               111,090
                                                      ------------------    ------------------
Total Liabilities and Stockholders' Equity                      101,832             $ 140,538
                                                      ==================    ==================

                (See accompanying notes to financial statements)



                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                             Statement of Operations
             For the Years ended June 30, 2009 and 2008 and for the
          Period from Inception [April 25, 2007] through June 30, 2009

                                         For the               For the
                                           Year                  Year             Since Inception
                                          Ended                 Ended                 through
                                        6/30/2009             6/30/2008              6/30/2009
                                     -----------------     -----------------      -----------------

Revenues                                          $ -                   $ -                    $ -

Operating Expenses
       Professional Expenses                   24,685                19,636                 49,444
       General & Administrative                 3,403                10,112                 13,618
                                     -----------------     -----------------      -----------------
Total Operating Expenses                       28,088                29,748                 63,062
                                     -----------------     -----------------      -----------------
Net Income/(Loss) from Operations             (28,088)              (29,748)               (63,062)
                                     -----------------     -----------------      -----------------
Interest Income                                     -                     -                      -
Interest Expense                                 (917)                 (948)                (1,865)
                                     -----------------     -----------------      -----------------
Net Loss Before Income Taxes                  (29,005)              (30,696)               (64,927)
Provision for Income Taxes                        100                   100                    300
                                     -----------------     -----------------      -----------------
Net Loss                                      (29,105)              (30,796)               (65,227)
                                     =================     =================      =================

Loss Per Share                                $ (0.01)              $ (0.04)               $ (0.04)
                                     =================     =================      =================

Weighted Average Shares Outstanding         2,294,863               848,288              1,498,340
                                     =================     =================      =================



                (See accompanying notes to financial statements)


                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
      For the Period from Inception [April 25, 2007] through June 30, 2009

                                                                                 Additional                Total
                                      Preferred   Common    Preferred   Common    Paid-in    Retained  Stockholders'
                                       Shares     Shares     Stock       Stock    Capital    Earnings     Equity
                                      ---------  --------  -----------  -------  ---------  ---------  ------------
Balance, April 24, 2007                   -          -         $ -       $ -       $ -          $ -       $ -

Issued common stock to                    -       745,000        -        7,450     (2,238)       -         5,212
shareholders for payment of expenses
April 27, 2007 at $0.007 per share

Issued preferred shares to              30,000       -          300        -        89,700        -        90,000
shareholders for cash,
June 1, 2007 at $3.00 per share

Net loss for the period
from 4/25/07 through 6/30/07              -          -          -          -          -        (5,326)     (5,326)
                                      ---------  --------  -----------  -------  ---------  ---------  ------------
Balance, June 30, 2008                  30,000    745,000       300       7,450     87,462     (5,326)     89,886

Issued common stock to shareholders
for cash May 31, 2008 at $0.04
per share                                 -     1,300,000        -       13,000     39,000        -        52,000

Net Loss for the year ended June
30, 2008                                  -          -          -          -          -       (30,796)    (30,796)
                                      ---------  --------  -----------  -------  ---------  ---------  ------------
Balance, June 30, 2008                  30,000   2,045,000  $   300     $20,450   $126,462   $(36,122)   $111,090

Preferred shares converted to Common
shares, on a 1 Preferred Share for
10 Common Share basis, on August
31, 2009                               (30,000)    300,000     (300)     3,000     (2,700)

Net Loss for the year ended June
30, 2008                                  -          -          -          -          -       (29,105)    (29,105)
                                      ---------  --------  -----------  -------  ---------  ---------  ------------
Balance, June 30, 2009                    -      2,345,000      -       $23,450   $123,762   $(65,227)   $ 81,985
                                      =========  ========  ===========  =======  =========  =========  ============

                (See accompanying notes to financial statements)

                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
             For the Years ended June 30, 2009 and 2008 and for the
          Period from Inception [April 25, 2007] through June 30, 2009

                                                      For the         For the
                                                       Year            Year         Since Inception
                                                       Ended           Ended         through
                                                     6/30/2009       6/30/2008      6/30/2009
                                                    ------------    ------------    -----------

Net Loss                                              $ (29,105)      $ (30,796)     $ (65,227)

   Adjustments to reconcile net loss to net cash
   Provided/(Used) by Operating Activities:

    Additions to Capitalized Film Costs                       -         (42,430)      (100,149)
    Increase/(Decrease) in Accounts Payable               8,582           2,650         11,982
    Increase/(Decrease) in Accrued Liabilities -
    related party                                           900             675          1,575
    Increase/(Decrease) in Income Taxes Payable               -               -            100
    Accrued Interest included in Notes Payable Balance      917             948          1,865
    Issued Common Stock in Exchange for
    Payment of Expenses                                       -               -          5,212
                                                    ------------    ------------    -----------
   Net Cash Used for Operating Activities               (18,706)        (68,953)      (145,317)

   Cash Provided by Financing Activities

    Proceeds from Loan from Shareholder                       -          25,000         25,000
    Payments on Loan from Shareholder                   (20,000)              -        (20,000)
    Issued Common Stock for Cash                              -          52,000         52,000
    Issued Preferred Stock for Cash                           -               -         90,000
                                                    ------------    ------------    -----------
   Net Cash Provided by Financing Activities            (20,000)         77,000        147,000
                                                    ------------    ------------    -----------
   Net Increase in cash                                 (38,706)          8,047          1,683

Beginning Cash Balance                                   40,389          32,342              -
                                                    ------------    ------------    -----------
Ending Cash Balance                                     $ 1,683        $ 40,389        $ 1,683
                                                    ============    ============    ===========

Supplemental Schedule of Cash Flow Activities

   Cash paid for
    Interest                                              $   -             $ -        $     -
    Income taxes                                          $ 100             $ -        $   100
    Common Stock Issued in Exchange for Payment
    of Expenses                                           $   -             $ -        $ 5,212




                (See accompanying notes to financial statements)

                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2009

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

         Fair Value of Financial Instruments

          The carrying value of the Company's cash and cash equivalents, accounts payable and notes payable approximate fair value.
<

                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2009
                                  (continued)

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

                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2009
                                  (continued)

Note 2 - Significant Concentrations and Going Concern

          The Company currently only has one film in production. Any foreseeable potential revenues for the Company are dependent upon the success of that film and any future film projects.

          The Company has accumulated a loss since inception [April 25, 2007] of ($65,227). In the fiscal year ending June 30, 2009 the Company incurred a net loss of ($29,105) on no revenue. These factors raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to develop significant operations, the Company may have to cease to exist.

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

                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2009
                                  (continued)

Note 3 -  Film Costs

          Film costs consisted of the following as of June 30, 2009:

            Films:

            Released                       $        -
            Completed, not released            100,149
            In production                           -
            In development, or Preprodution         -
                                           ----------
            Total                          $  100,149
                                           ==========

          As of June 30, 2009, the Company does not have any unamortized film costs of completed or released films or participation liabilities and, therefore, does not present an estimate of the amortization of these costs.

Note 4 - Stockholders Equity

         Preferred Stock - Series A

          Pursuant to the authority vested in the Board of Directors the Company provided for the issuance of a series of Preferred Stock, designated Preferred Stock, Series A, consisting of one million (1,000,000) of the currently authorized five million (5,000,000) shares of Preferred Stock.

          On or about May 15, 2007, the Company offered a no minimum and a maximum of 30,000 shares of Preferred Stock, Series A, at $3.00 per share pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. The Company completed the offering on or about June 1, 2007, selling all 30,000 shares of Preferred Stock, Series A, for gross proceeds of $90,000. On August 31, 2008, all remaining issued and outstanding shares of Preferred Stock, Series A, was automatically called and each share of Preferred Stock, Series A, was converted into ten (10) shares of fully paid and nonassessable shares of Common Stock, $0.01 par value.

         Common Stock

          During the  Company's  Board of  Directors  meeting  held on April 24,
          2007, the Company authorized the issuance of 745,000 or $0.01 par value common shares to Hangman Productions, Inc. ("Hangman"), in exchange for expenses incurred by Hangman. The expenses paid by Hangman totaled $5,212 which created an additional paid-in deficit of $2,238 related to the issuance of the common shares.

          On May 31, 2008, the Company completed an offering of a no minimum and a maximum of 1,300,000 shares of Common Stock at $0.04 per share pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. The Company completed the offering on or about June 1, 2008, selling all 1,300,000 shares for gross proceeds of $52,000.

                              4TH GRADE FILMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2009
                                  (continued)

Note 5 - Income Taxes

          The provision for income taxes consists of the following:

          Current Taxes (minimum franchise tax)                       $      100
          Deferred tax benefit (net of valuation for allowance)                -
          Deferred tax liability                                               -
                                                                      ----------
                                                                      $      100
                                                                      ==========

          Deferred income tax assets and liabilities at June 30, 2009 consist of the following temporary differences:

                                          Amount Expected Rate  Asset(Liability)
                                          ------ -------------  ---------------
          Net operating loss carry-
          forwards(expiring through 2028):
          Federal                        63,361            15%         $  9,504
          State of Utah                  63,061             5%         $  3,153
          Related party accrued interest  1,865            20%         $    373
                                                                ----------------
                                                                       $ 13,030
          Valuation Allowance                                          $(13,030)
                                                                ----------------
          Deferred tax asset 06/30/2009                                $      -
                                                                ================

          The Company's valuation allowance for deferred tax assets increased by $6,139 during the year ended June 30, 2009.

          The following is a summary of federal net operating loss carryforwards and their expiration dates:

            Amount                Expiration Date
            $  5,325               6/30/2027
            $ 30,061               6/30/2028
            $ 27,975               6/30/2029

          Reconciliation between taxes at the statutory rates (20%) and the actual income tax provision for continuing operations is as follows:

          Expected provision (benefit) based on statutory rates        $ (5,801)
          Effect of:
          Increase (decrease) in valuation allowance                   $  5,816
          State minimum franchise tax                                  $     85
                                                                ----------------
          Total actual provision                                       $    100
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

          A reconciliation of our unrecognized tax benefits for 2009 is presented in the table below:

               Balance as of July 1, 2008                                   $ -
               Additions based on tax positions related to the current year   -
               Additions based on tax positions related to prior year         -
               Reductions for tax positions of prior years                    -
               Reductions due to expiration of statute of limitations         -
               Settlements with taxing authorities                            -
                                                                            ----

               Balance as of June 30, 2009                                  $ -

          The Company has filed income tax returns in the US. Tax returns for the years ended June 30, 2007, 2008 and 2009 are open for examination.

                              4TH GRADE FILMS, INC.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2009
                                  (continued)

Note 6 - Related Party Transactions

          During the year ended June 30, 2008, James Doolin, the Company's President and director, loaned the Company an aggregate of $25,000 on an unsecured debenture. In August, 2008, the Company repaid $20,000 of the Note. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of June 30, 2009, the outstanding note payable to the shareholder was $6,865. For the fiscal year ended June 30, 2009 the Company accrued interest of $917 on the note.

          As of June 30, 2009, approximately 75.5% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          The Company rents office space from the Company's President at a cost of $75 per month. The Company has accrued $1,575 in unpaid rental fees from this arrangement.

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

          In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the year ended June 30, 2009 and have evaluated any subsequent events through September 15, 2009, the date the financial statements are issued. We do not believe there are any material subsequent events which would require further disclosure.

                              4TH GRADE FILMS, INC.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                        For the Year Ended June 30, 2009
                                  (continued)

Note 8 - Recent Accounting Pronouncements (cont)



          In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The "FASB Accounting Standards Codification" and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the first quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our financial statements.

          The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 9 - Subsequent Events

          On June 30, 2009, the Company adopted SFAS 165, which requires an entity to evaluate subsequent events through the date that the financial statements are issued or are available to be issued and disclose in the notes the date through which the entity has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet (that is, recognized subsequent events), and the second type consists of events or transactions that provide additional evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events).

          The Company has evaluated subsequent events through September 15, 2009, the date the financial statements are issued, and has concluded that no recognized subsequent events have occurred since its fiscal 2009 year ended June 30, 2009. One nonrecognized subsequent event has occurred since June 30, 2009, as described below.

          On July 30, 2009 the Company engaged the services of Circus Road Films, Inc. Circus Road Films, Inc. will act as a sales representative for the film "Four Stories of St. Julian", and will seek distribution agreements. The fee for this agreement $7,500 upfront and 10%, after the Company has received $75,000, of the gross proceeds from any distribution agreements that the Company enters into within the following twelve months.

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

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

     This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.


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

     James P. Doolin, President and a director, is 33 years of age. Mr. Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. After completion of his undergraduate Mr. Doolin was employed by Jenson Services, Inc., a merger and acquisition consulting firm, from 1998 until entering graduate school in 2001. After graduation from Pepperdine's Graziadio School of Business, Mr. Doolin worked as an associate at an Investment Banking firm in Southern California. For the past five years, Mr. Doolin has been a financial consultant to development stage businesses and public corporations.

     Shane E. Thueson, Vice President and a director, is 33 years of age. Mr. Thueson attended, but did not graduate from Brigham Young University, where he studied history. Mr. Thueson worked for a entertainment management production company, Benderspink Management and Productions, in Hollywood, California, from 2001 through 2002. Mr. Thueson was also employed as the Marketing Programs Manager for an internet technology company based in Orem, Utah. Mr. Thueson resigned as the Marketing Programs manager in March, 2005, to become a full-time screenplay writer. For the past five years Mr. Thueson has developed and written numerous original screenplays. In addition to being the Vice President of Hangman Productions, Inc., a reporting entity, Mr. Thueson was also an officer and director of Cole, Inc. In December, 2003, Cole Inc., changed its name to Reflect Scientific, Inc., at which time Mr. Thueson resigned.

     John K. Winchester, Secretary and director, is 34 years of age. Mr. Winchester graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, communication degree. Mr. Winchester served as the district merchandising coordinator for Sony Computer Entertainment America, Inc., from 2000 through 2004. Mr. Winchester has managed an environmental irrigation company based in Sandy, Utah, since 2004.

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

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended June 30, 2009, the following were filed, but not timely:

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

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)     (d)   (e)   (f)      (g)    (h)    (i)

                                                  Secur-
                                                  ities          All
Name and   Year or                 Other  Rest-   Under-  LTIP  Other
Principal  Period    Salary  Bonus Annual ricted  lying   Pay-  Comp-
Position   Ended      ($)     ($)  Compen -Stock  Options outs  ensat'n
---------------------------------------------------------------------

James P.     06-30-08   0      0   $1,000    0        0     0     0
Doolin,      06-30-09   0      0        0    0        0     0     0
Director,
President

Shane E.     06-30-08   0      0   $1,000    0        0     0     0
Thueson,     06-30-09   0      0        0    0        0     0     0
Director,
Vice
President

John K.      06-30-08   0      0   $1,000    0        0     0     0
Winchester,  06-30-09   0      0        0    0        0     0     0
Director,
Secretary

     No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended June 30, 2009. Mr. Doolin, Mr. Thueson and Mr. Winchester were paid $1,000 per year ended June 30, 2008 for their services. No employee, director, or executive officer has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of June 30, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 2,345,000 shares of common stock outstanding at that date.

                           Number of Shares Percentage

Name                            Beneficially Owned             of Class
----------------                ------------------             --------
Leonard W. Burningham               170,000                       7.2%
1227 East Gilmer Drive
Salt Lake City, UT 84105

James P. Doolin
1338 South Foothill Dr, #163        898,000                      38.2%
Salt Lake City, UT 84108

Michael J. Doolin                   130,000*                      5.5%
5 Pepperwood Drive
Sandy, UT 84092

Quad D LTD Partnership*             745,000*                     31.8%
5 Pepperwood Drive
Sandy, UT 84092

TOTAL                             1,943,000                      82.8%


     *Michael Doolin is the general partner of Quad D LTD Partnership. Quad D Partnership owns 745,000 common shares.

     SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the holdings of common stock of the Company's directors and executive officers as of the date hereof. The percentage of beneficial ownership is based upon 2,345,000 shares of common stock outstanding at that date.


Name                            Beneficially Owned           of Class
----------------                ------------------           --------
James P. Doolin*
1338 South Foothill Dr, #163           898,000                  38.2%
Salt Lake City, UT 84108

Shane E. Thueson                         1,000                    0%
1338 South Foothill Dr, #163
Salt Lake City, UT 84108

John K. Winchester                       1,000                    0%
1338 South Foothill Dr, #163
Salt Lake City, UT 84108

TOTAL OFFICERS & DIRECTORS             900,000                 38.2%

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

     DIRECTOR INDEPENDENCE

     We do not have any independent directors serving on our board of directors

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2009 and 2007:


                Fee Category                  2009    2008
--------------------------------------------------------------
--------------------------------------------------------------
Audit Fees                                  $ 12,624   14,210
Audit-related Fees                          $      0        0
Tax Fees                                    $    405      390
All Other Fees                              $      0        0
                                             -----------------
Total Fees                                  $ 13,029   14,600
                                             =================

     Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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


Date: September 15, 2009               4TH GRADE FILMS, INC.


                                       By: /S/James Doolin
                                       James Doolin
                                       President & Director
                                       Principal Financial Officer



     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



Date: September 15, 2009

                                       By: /S/Shane Thueson
                                       Shane Thueson
                                       Vice President & Director
                                       Principal Executive Officer