Form 10-Q
period 2009-09-30
4th Grade Films Inc
filed 2009-11-16
CIK 1400683

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2009

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

                                November 16, 2009

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


                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                                  BALANCE SHEET
                              As of September 30, 2009
                                and June 30, 2009

                                                          09/30/2009             06/30/2009
                                                      ------------------    ------------------
         ASSETS                                          (unaudited)               (audited)

Assets

     Current Assets
         Cash                                                   $ 1,183               $ 1,683
         Prepaid expense                                          6,250                     0
                                                      ------------------    ------------------
     Total current assets                                         7,433                 1,683

         Film Costs                                              24,825               100,149
                                                      ------------------    ------------------
Total Assets                                                  $  32,258             $ 101,832
                                                      ==================    ==================

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

     Current Liabilities
         Accounts Payable                                      $ 13,291              $ 11,307
         Accrued Liabilities - related party                    $ 1,800               $ 1,575
         Income Taxes Payable                                     $ 100                 $ 100
                                                      ------------------    ------------------
     Total Current Liabilities                                 $ 15,191              $ 12,982
                                                      ------------------    ------------------
     Long Term Liabilities

         Note Payable - Shareholder                            $ 16,168               $ 6,865
                                                      ------------------    ------------------
     Total Long Term Liabilities                               $ 16,168               $ 6,865
                                                      ------------------    ------------------
Total Liabilities                                                31,359                19,847


     Stockholders' Equity

         Preferred Stock - 5,000,000 shares                           -                     -
         authorized at $0.01 par; 0 shares
         issued and outstanding (Series  A
         Convertible)  and 30,000 shares
         outstanding respectively

         Common Stock - 50,000,000 shares
         authorized at $0.01 par; 2,345,000
         issued and outstanding                                  23,450                23,450

         Paid-in Capital                                        123,762               123,762

         Deficit Accumulated during the development stage      (146,313)              (65,227)
                                                      ------------------    ------------------
     Total Stockholders' Equity                                     899               81,985
                                                      ------------------    ------------------
Total Liabilities and Stockholders' Equity                       32,258             $ 101,832
                                                      ==================    ==================





                   See Notes to the Condensed Financial Statements



                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF OPERATIONS
          For the Three Month Period Ended September 30, 2009 and 2008
          and for the period from inception through September 30, 2009
                                  (unaudited)
                                                                       For the               For the
                                                                     Three Months          Three Months         Since Inception
                                                                        Ended                 Ended                 through
                                                                      9/30/2009             9/30/2008              9/30/2009
                                                                   -----------------     -----------------      -----------------
Revenues                                                                    $     -               $     -                $     -

Operating Expenses
       Professional Expenses                                                  5,198                 6,571                 54,642
       SG&A                                                                     225                   539                 13,843
       Impairment of unamortized film development costs                      75,323                     0                 75,323
                                                                   -----------------     -----------------      -----------------
Total Operating Expenses                                                     80,746                 7,110                143,808
                                                                   -----------------     -----------------      -----------------
Net Income/(Loss) from Operations                                           (80,746)               (7,110)              (143,808)
                                                                   -----------------     -----------------      -----------------
Interest Income                                                                   -                     -                      -
Interest Expense                                                               (340)                 (428)                (2,205)
                                                                   -----------------     -----------------      -----------------
Net Loss Before Income Taxes                                                (81,086)               (7,538)              (146,013)

Provision for Income Taxes                                                        -                     -                    300
                                                                   -----------------     -----------------      -----------------
Net Loss                                                                    (81,086)               (7,538)              (146,313)
                                                                   =================     =================      =================

Loss Per Share                                                              $ (0.03)              $ (0.01)               $ (0.09)
                                                                   =================     =================      =================

Weighted Average Shares Outstanding                                       2,345,000             2,146,087              1,585,860
                                                                   =================     =================      =================


                   See Notes to the Condensed Financial Statements

                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Month Period Ended September 30, 2009 and 2008
          and for the period from inception through September 30, 2009
                                  (unaudited)
                                                          For the               For the
                                                            Year                  Year              Since Inception
                                                           Ended                 Ended                 through
                                                         9/30/2008             9/30/2008              9/30/2009
                                                      ----------------      ----------------      ----------------
Net Loss                                                    $ (81,086)             $ (7,538)            $(146,313)

   Adjustments to reconcile net loss to net cash
   Provided/(Used) by Operating Activities:

    Impairment of capitalized film development costs           75,323                     -                75,323
    Additions to Capitalized Film Costs                             -                     -              (100,149)
    (Increase)/Decrease in Prepaid Expenses                    (6,250)                    -                (6,250)
    Increase/(Decrease) in Accounts Payable                     1,984                   780                13,291
    Increase/(Decrease) in Accrued Liabilities -
    related party                                                 225                   225                 1,800
    Increase/(Decrease) in Income Taxes Payable                     -                     -                   100
    Accrued Interest included in Notes Payable Balance            340                   428                 2,205
    Issued Common Stock in Exchange for Payment of Expenses         -                     -                 5,212
                                                      ----------------      ----------------      ----------------

   Net Cash Used for Operating Activities                      (9,464)               (6,105)             (154,781)

   Cash Provided by Financing Activities

    Proceeds from Loan from Shareholder                         8,964                     -                33,964
    Payments on Loan from Shareholder                               -               (20,000)              (20,000)
    Issued Common Stock for Cash                                    -                     -                52,000
    Issued Preferred Stock for Cash                                 -                     -                90,000
                                                      ----------------      ----------------      ----------------
   Net Cash Provided by Financing Activities                    8,964               (20,000)              155,964
                                                      ----------------      ----------------      ----------------
   Net Increase in cash                                          (500)              (26,105)                1,183

Beginning Cash Balance                                          1,683                40,389                     -
                                                      ----------------      ----------------      ----------------
Ending Cash Balance                                           $ 1,183              $ 14,284               $ 1,183
                                                      ================      ================      ================

Supplemental Schedule of Cash Flow Activities

   Cash paid for
    Interest                                                      $ -                   $ -               $     -
    Income taxes                                                  $ -                   $ -               $   200
    Common Stock Issued in Exchange for Payment of Expenses       $ -                   $ -               $ 5,212



                   See Notes to the Condensed Financial Statements


                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                   Notes to the Condensed Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of 4th Grade Films, Inc. (the "Company" or "4th Grade Films") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the period ended June 30, 2009. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of $81,086 for the three months ended September 30, 2009. Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          On August 25, 2009, James Doolin, the Company's President and director, loaned the Company an aggregate of $5,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. As of September 30, 2009, the outstanding note payable balance to the shareholder was $12,165, including accrued interest. From inception through September 30, 2009 the Company accrued interest of $2,165 on the note.

          On August 31, 2009, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $3,964 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. As of September 30, 2009, the outstanding note payable balance to the shareholder was $4,003, including accrued interest. As of the September 30, 2009 the Company has accrued interest of $39 on the note.

          As of September 30, 2009, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          The Company rents office space from the Company's President at a cost of $75 per month. The Company has accrued $1,800 in unpaid rental fees from this arrangement.

Note 4 -  Film Costs

          Film costs consisted of the following as of September 30, 2009:

            Films:

            Released                                         $        -
            Completed, not released                              24,825
            In production                                             -
            In development, or Preproduction                          -
                                                             ----------
            Total                                            $   24,825
                                                             ==========

          During the quarter, the Company began fully marketing its film. During the quarter, the Company completely exhausted their efforts to market to tier 1 distributors. Based on these results, management determined that the unamortized costs of the film exceed the net realizable value for the film. Accordingly, the Company recognized an impairment charge of $75,324 on the film.

Note 5 -  Recent Accounting Pronouncements

          Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles - Overall ("ASC 105-10"), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations", which was primarily codified into Topic 805 "Business Combinations" in the ASC, and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51", which was primarily codified into Topic 810 "Consolidations" in the ASC. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning July 1, 2009, with no impact on the Company's financial statements.

          In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which was primarily codified into Topic 815 "Derivatives and Hedgins" in the ASC, and will be effective for the Company beginning July 1, 2009. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company is evaluating the impact this statement may have on its financial statements.

          In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) ("ASU 2009-13") and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) ("ASU 2009-14"). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating, but does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on
          the  Company's   consolidated   results  of  operations  or  financial
          condition.

Note 6 -  Prepaid Expenses

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

          The Company capitalized the $7,500 upfront cost as a prepaid expense and is expensing it over a 12 month period. The amount expensed for the quarter ended September 30, 2009 was $1,250.

Note 7 - Subsequent Events

          The Company has evaluated subsequent events through November 12, 2009, the date the financial statements were issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended September 30, 2009.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended September 30, 2009, resulted in a net loss of $81,086. The Basic Loss per Share for the three month period ended September 30, 2009 was ($0.03). Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of $81,086 and no revenue for the period ended September 30, 2009. For the period ended September 30, 2008 the Company generated no revenue and a net loss of $7,538. The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, and if and until the Company obtains distribution of its film projects, no such forecast or guidance will be formulated or provided.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of sales was $0 for the three month period ended September 30, 2009 and 2008. The Company did not generate any revenue for the periods ended September 30, 2009 and 2008, and therefore did not incur any expenses related to revenue.

     OPERATING RESULTS OPERATING EXPENSES

     Operating  expense for the three month period ended September 30, 2009, was
$80,746.   Operating   expenses   included   professional   fees   and   general
administrative expenses.

     - The Company's professional fees include accounting, legal fees, and distribution sales agent fee. The net accounting and legal expenses incurred in the three month period ended September 30, 2009 totaled $5,198 and $6,571 for the period ended September 30, 2008. The Company also engaged Circus Road Films, Inc., a distribution sales agent, to market the Film. The Company incurred $7,500 in expenses attributed to the engagement of Circus Road Films, of which $6,250 was recorded as a prepaid asset. Other than a commission expense, the Company does not anticipate incurring any other fees associated with Circus Road Films within the next twelve month period. The Company estimates annual accounting expenses to be approximately $8,000. Management's estimate for legal expenses for the fiscal year to be approximately $5,000.

     - The Company incurred $75,323 for an impairment of unamortized film development costs associated with the Film. The Company believes that the Film's value has been impaired and has written down the value of the Film to reflect the fair market value of the asset.

     - The Company incurred $225 in rent for the three month period ended September 30, 2009 and 2008. General and administrative expenses for the quarter ended September 30, 2009 was $0 and $539 for the quarter ended September 30, 2008.

     OPERATING RESULTS INTEREST EXPENSES

     The Company incurred $340 in interest expense for the quarter ended September 30, 2009 and $428 in interest expense for the quarter ended September 30, 2008. The interest expense for the quarter ended September 30, 2009, was attributed to a loan from James Doolin, the Company's President and director, and Michael Doolin, a shareholder of the Company.

     LIQUIDITY

     As of September 30, 2009, the Company had no accounts receivable, $15,191 in accounts payable and accrued liabilities. The Company had no inventory as of September 30, 2009, but has capitalized film development costs of $100,149.

     The Company has a cash balance of $1,183 as of September 30, 2009. Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company's management will continue to advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Currently a member of the Company's management has loaned the Company approximately $10,000 in principal, and a shareholder has loaned the Company $3,964 in principal. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of September 30, 2009.

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

                                4TH Grade Films, Inc.

Date: 11/16/09                  /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Principal Financial Officer,
                                              President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 11/16/09                  /S/SHANE THUESON
                                --------------------------------------------
                                Shane Thueson, Principal Executive Officer,
                                               Vice President and Director