Form 10-Q
period 2009-12-31
4th Grade Films Inc
filed 2010-02-08
CIK 1400683

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2009

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

                                February 8, 2010

                                    2,345,000

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence on this page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements are on file with the Company's Auditor.


                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                                  BALANCE SHEET
                             As of December 31, 2009
                                and June 30, 2009


                                                         12/31/2009             6/30/2009
                                                      ------------------    ------------------
                                                         [unaudited]            [audited]

     ASSETS

Assets

     Current Assets
         Cash                                                     $ 278               $ 1,683
         Prepaid Expenses                                         4,375                     -
         Prepaid Taxes                                              121                     -
                                                      ------------------    ------------------
     Total current assets                                         4,774                 1,683

         Film Costs                                              24,825               100,149
                                                      ------------------    ------------------
Total Assets                                                   $ 29,599             $ 101,832
                                                      ==================    ==================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

     Current Liabilities

         Accounts Payable                                      $ 11,296              $ 11,307
         Accrued Liabilities - related party                      2,025                 1,575
         Income Taxes Payable                                         -                   100
                                                      ------------------    ------------------
     Total Current Liabilities                                   13,321                12,982
                                                      ------------------    ------------------

     Long Term Liabilities

         Note Payable - Shareholder                              21,626                 6,865
                                                      ------------------    ------------------

     Total Long Term Liabilities                                 21,626                 6,865
                                                      ------------------    ------------------

Total Liabilities                                                34,947                19,847

     Stockholders' Equity (Deficit)

         Preferred Stock - 5,000,000 shares                           -                     -
         authorized at $0.01 par; 0 shares
         issued and outstanding (Series  A
         Convertible)  and 30,000 shares
         outstanding respectively

         Common Stock - 50,000,000 shares
         authorized at $0.01 par; 2,345,000 and
         2,345,000 shares issued and outstanding, respectively   23,450                23,450
         Paid-in Capital                                        123,762               123,762
         Deficit Accumulated during the development stage      (152,560)              (65,227)
                                                      ------------------    ------------------
     Total Stockholders' Equity (Deficit)                        (5,348)               81,985
                                                      ------------------    ------------------
Total Liabilities and Stockholders' Equity (Deficit)           $ 29,599             $ 101,832
                                                      ==================    ==================



                   See Notes to the Condensed Financial Statements



                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF OPERATIONS
   For the Three Month and Six Month Periods Ended December 31, 2009 and 2008
          and for the period from inception through December 31, 2009
                                  (unaudited)
                                            For the            For the             For the            For the
                                          Three Months       Three Months        Six Months          Six Months      Since Inception
                                             Ended              Ended               Ended              Ended             through
                                           12/31/2009         12/31/2008         12/31/2009          12/31/2008         12/31/2009
                                      -----------------  -----------------  ------------------  -----------------  -----------------

Revenues                                          $ -                $ -                 $ -                $ -                $ -

Operating Expenses
       Professional Expenses                    3,536             11,393               8,734             17,964             58,178
       SG&A                                     2,253                968               2,478              1,507             16,096
       Impairment of unamortized fil
       development costs                            -                  -              75,323                  -             75,323
                                      -----------------  -----------------  ------------------  -----------------  -----------------
Total Operating Expenses                        5,789             12,361              86,535             19,471            149,597
                                      -----------------  -----------------  ------------------  -----------------  -----------------
Net Income/(Loss) from Operations              (5,789)           (12,361)            (86,535)           (19,471)          (149,597)
                                      -----------------  -----------------  ------------------  -----------------  -----------------
Interest Income                                     -                  -                   -                  -                  -
Interest Expense                                 (414)              (161)               (798)              (589)            (2,663)
                                      -----------------  -----------------  ------------------  -----------------  -----------------
Net Loss Before Income Taxes                   (6,203)           (12,522)            (87,333)           (20,060)          (152,260)

Provision for Income Taxes                          -                  -                   -                  -                300
                                      -----------------  -----------------  ------------------  -----------------  -----------------
Net Loss                                      $(6,203)          $(12,522)           $(87,333)          $(20,060)         $(152,560)
                                      =================  =================  ==================  =================  =================
Loss Per Share                                $ (0.01)          $  (0.01)           $  (0.04)          $  (0.01)         $   (0.09)
                                      =================  =================  ==================  =================  =================
Weighted Average Shares Outstanding         2,345,000          2,345,000           2,345,000          2,245,543          1,656,981
                                      =================  =================  ==================  =================  =================



                   See Notes to the Condensed Financial Statements

                              4TH GRADE FILMS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS
           For the Six Month Periods Ended December 31, 2009 and 2008
          and for the period from inception through December 31, 2009
                                  (unaudited)
                                                              For the               For the
                                                            Six Months            Six Months          Since Inception
                                                              Ended                 Ended                through
                                                            12/31/2009            12/31/2008            12/31/2009
                                                         ----------------      ----------------      ----------------
Net Loss                                                      $ (87,333)            $ (20,060)           $ (152,560)

   Adjustments to reconcile net loss to net cash
   Provided/(Used) by Operating Activities:

    Impairment of capitalized film development costs           $ 75,323                   $ -              $ 75,323
    Additions to Capitalized Film Costs                               -                     -              (100,149)
    (Increase)/Decrease in Prepaid Expenses                      (4,375)                    -                (4,375)
    (Increase)/Decrease in Prepaid Taxes                           (121)                    -                  (121)
    Increase/(Decrease) in Accounts Payable                         (11)                9,398                11,296
    Increase/(Decrease) in Accrued Liabilities - related party      450                   450                 2,025
    Increase/(Decrease) in Income Taxes Payable                    (100)                 (100)                    -
    Accrued Interest included in Notes Payable Balance              798                   589                 2,663
    Issued Common Stock in Exchange for Payment of Expenses           -                     -                 5,212
                                                         ----------------      ----------------      ----------------
   Net Cash Used for Operating Activities                       (15,369)               (9,723)             (160,686)

   Cash Provided by Financing Activities

    Proceeds from Loan from Shareholder                          13,964               (20,000)               38,964
    Payments on Loan from Shareholder                                 -                     -               (20,000)
    Issued Common Stock for Cash                                      -                     -                52,000
    Issued Preferred Stock for Cash                                   -                     -                90,000
                                                         ----------------      ----------------      ----------------
   Net Cash Provided by (used for) Financing Activities          13,964               (20,000)              160,964
                                                         ----------------      ----------------      ----------------
   Net Increase(Decrease) in cash                                (1,405)              (29,723)                  278

Beginning Cash Balance                                            1,683                40,389                     -
                                                         ----------------      ----------------      ----------------
Ending Cash Balance                                               $ 278              $ 10,666                 $ 278
                                                         ================      ================      ================

Supplemental Schedule of Cash Flow Activities

   Cash paid for
    Interest                                                        $ -                   $ -                   $ -
    Income taxes                                                  $ 221                   $ -                 $ 421
    Common Stock Issued in Exchange for Payment of Expenses         $ -                   $ -               $ 5,212




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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of $6,203 for the three months ended December 31, 2009. Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          As of the date of this Report, James Doolin, the Company's President and director, loaned the Company an aggregate of $15,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. As of December 31, 2009, the outstanding note payable balance to the shareholder was $17,522, including accrued interest. From inception through December 31, 2009 the Company accrued interest of $2,522 on the note.

          As of the date of this Report, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $3,964 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. As of December 31, 2009, the outstanding note payable balance to the shareholder was $4,104, including accrued interest. As of December 31, 2009 the Company has accrued interest of $140 on the note.

          As of December 31, 2009, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          The Company rents office space from the Company's President at a cost of $75 per month. The Company has accrued $2,025 in unpaid rental fees from this arrangement.

Note 4 -  Film Costs

          Film costs consisted of the following as of December 31, 2009:

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
                                                             ==========

          During the quarter ended September 30, 2009, the Company began fully marketing its film. During the quarter ended September 30, 2009, the Company completely exhausted their efforts to market to tier 1 distributors. Based on these results, management determined that the unamortized costs of the film exceed the net realizable value for the film. Accordingly, the Company recognized an impairment charge of $75,324 on the film.

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

          The Company capitalized the $7,500 upfront cost as a prepaid expense and is expensing it over a 12 month period. The amount expensed for the quarter ended December 31, 2009 was $1,875.

Note 7 - Subsequent Events

          The Company has evaluated subsequent events through February 8, 2010, the date the financial statements were issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended December 31, 2009.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended December 31, 2009, resulted in a net loss of $6,203. The Basic Loss per Share for the three month period ended December 31, 2009 was ($0.01). Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of $6,203 and no revenue for the quarter ended December 31, 2009. For the quarter ended December 31, 2008 the Company generated no revenue and a net loss of $12,522. The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be
ascertained   with  any  certainty,   and  if  and  until  the  Company  obtains
distribution of its film projects, no such forecast or guidance will be formulated or provided.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of sales was $0 for the three month period ended December 31, 2009 and 2008. The Company did not generate any revenue for the periods ended December 31, 2009 and 2008, and therefore did not incur any expenses related to revenue.

     OPERATING RESULTS OPERATING EXPENSES

     Operating  expense for the three month period ended December 31, 2009, was
$5,789.   Operating   expenses   included   professional   fees   and   general
administrative expenses.

     - The Company's professional fees include accounting, legal fees, and distribution sales agent fee. The net accounting and legal expenses incurred in the three month period ended December 31, 2009 totaled $3,536 and $11,393 for the period ended December 31, 2008. The Company also engaged Circus Road Films, Inc., a distribution sales agent, to market the Film. The Company incurred $7,500 in expenses attributed to the engagement of Circus Road Films, of which $4,375 has been reported as a prepaid asset. Other than a commission expense, the Company does not anticipate incurring any other fees associated with Circus Road Films within the next twelve month period. The Company estimates annual accounting expenses to be approximately $8,000. Management's estimate for legal expenses for the fiscal year to be approximately $5,000.

     - The Company incurred $2,253 in general and administrative expenses for the three month period ended December 31, 2009 and $968 in general and administrative expenses for the three month period ended December 31, 2008.

     OPERATING RESULTS INTEREST EXPENSES

     The Company incurred $414 in interest expense for the quarter ended December 31, 2009 and $161 in interest expense for the quarter ended December 31, 2008. The increase in interest expense for the quarter ended December 31, 2009, was attributed to an increase in the outstanding loan balance from James Doolin, the Company's President and director.

     LIQUIDITY

     As of December 31, 2009, the Company had no accounts receivable, $13,321 in accounts payable and accrued liabilities. The Company had no inventory as of December 31, 2009, but has capitalized film development costs of $24,825.

     The Company has a cash balance of $278 as of December 31, 2009. Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company's management will continue to advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Currently a member of the Company's management has loaned the Company approximately $15,000 in principal, and a shareholder has loaned the Company $3,964 in principal. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of December 31, 2009.

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

                                4th Grade Films, Inc.

Date: 02/08/10                  /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Principal Financial Officer,
                                              President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 02/08/10                  /S/SHANE THUESON
                                --------------------------------------------
                                Shane Thueson, Principal Executive Officer,
                                               Vice President and Director