Form 10-Q
period 2010-03-31
4th Grade Films Inc
filed 2010-05-14
CIK 1400683

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-52825

4TH Grade Films, Inc.
(Exact name of the issuer as specified in its charter)

Utah	20-8980078
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1338 South Foothill Drive #163
Salt Lake City, UT 84108
(Address of Principal Executive Offices)

(801) 649-3519
(Issuer’s Telephone Number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ] No [  ]

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 14, 2010
Common Capital Voting Stock, $0.01 par value per share	2,345,000 shares

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

March 31, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Balance Sheets
As of March 31, 2010 and June 30, 2009

	3/31/2010	6/30/2009
	[unaudited]	[audited]

Assets
Current Assets
Cash	$930	$1,683
Prepaid Expenses	2,500	-
Total current assets	3,430	1,683
Film Costs	24,825	100,149
Total Assets	$28,255	$101,832

Liabilities
Current Liabilities
Accounts Payable	$13,648	$11,307
Accrued Liabilities - related party	2,250	1,575
Income Taxes Payable	-	100
Total Current Liabilities	15,898	12,982

Long Term Liabilities
Note Payable - Shareholder	22,159	6,865
Total Long Term Liabilities	22,159	6,865
Total Liabilities	38,058	19,847

Stockholders' Equity (Deficit)
Preferred Stock - 5,000,000 shares	-	-
authorized at $0.01 par; 0 shares
issued and outstanding (Series A
Convertible)

Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,345,000 shares issued and outstanding, respectively	23,450	23,450
Paid-in Capital	123,762	123,762
Deficit Accumulated during the development stage	(157,014)	(65,227)
Total Stockholders' Equity	(9,803)	81,985
Total Liabilities and Stockholders' Equity (Deficit)	$28,255	$101,832

See accompanying notes to financial statements.

4th Grade Films, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended March 31, 2010 and 2009, and
For the Period from Inception (April 25, 2007) through March 31, 2010
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months	Since Inception
	Ended	Ended	Ended	Ended	through
	3/31/2010	3/31/2009	3/31/2010	3/31/2009	3/31/2010

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional Expenses	1,822	5,561	10,556	23,525	60,000
SG&A	2,100	1,108	4,578	2,615	18,196
Impairment of unamortized film development costs	-	-	75,323	-	75,323
Total Operating Expenses	3,922	6,669	90,457	26,140	153,519

Net Income/(Loss) from Operations	(3,922)	(6,669)	(90,457)	(26,140)	(153,519)
Interest Income	-	-	-	-	-
Interest Expense	(533)	(161)	(1,331)	(750)	(3,196)

Net Loss Before Income Taxes	(4,455)	(6,830)	(91,788)	(26,890)	(156,715)
Provision for Income Taxes	-	-	-	-	300

Net Loss	$(4,455)	$(6,830)	$(91,788)	$(26,890)	$(157,015)

Loss Per Share	$(0.01)	$(0.01)	$(0.04)	$(0.01)	$(0.09)

Weighted Average Shares Outstanding	2,345,000	2,345,000	2,345,000	2,278,212	1,714,743

See accompanying notes to financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three and Nine Months Ended March 31, 2010 and 2009, and
For the Period from Inception through March 31, 2010
(Unaudited)

	For the	For the
	Nine Months	Nine Months	Since Inception
	Ended	Ended	through
	3/31/2010	3/31/2009	3/31/2010

Net Loss	$(91,788)	$(26,890)	$(157,015)
Adjustments to reconcile net loss to net cash
Provided/(Used) by Operating Activities:

Impairment of capitalized film development costs	$75,323	$-	$75,323
Additions to Capitalized Film Costs	-	-	(100,149)
(Increase)/Decrease in Prepaid Expenses	(2,500)	-	(2,500)
Increase/(Decrease) in Accounts Payable	2,343	7,817	13,649
Increase/(Decrease) in Accrued Liabilities - related party	675	675	2,250
Increase/(Decrease) in Income Taxes Payable	(100)	(100)	-
Accrued Interest included in Notes Payable Balance	1,330	750	3,196
Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212
Net Cash Used for Operating Activities	(14,717)	(17,748)	(160,034)
Cash From Financing Activities
Proceeds from Loan from Shareholder	13,964	-	38,964
Payments on Loan from Shareholder	-	(20,000)	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000
Net Cash From Financing Activities	13,964	(20,000)	160,964
Net Increase in cash	(753)	(37,748)	930
Beginning Cash Balance	1,683	40,389	-
Ending Cash Balance	$930	$2,641	$930
Supplemental Schedule of Cash Flow Activities
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$100
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2010
(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The results of operations for the period ended March 31, 2010, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The  Company  has  accumulated  losses  since  inception,  has minimal assets,  and has a net  operating  loss of $4,455 for the three months ended March 31, 2010.  Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community.  The financial statements do not include any   adjustments that might   result from the outcome of this uncertainty.

NOTE 3 DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

Effective April 1, 2008, the directors resolved to suspend payment of $1,000 per year to each member of the board of directors.  The Compensation was paid semi-annually, with the first $500 payment made on October 1, 2007 and the subsequent $500 payment paid on March 1, 2008. The payment to the Directors will be reinstated once the Company generates positive operating cash flow.

As of the date of this Report, James Doolin, the Company's President and director, loaned the Company an aggregate of $15,000 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2011.  As of March 31, 2010, the outstanding note payable balance to the shareholder was $17,954, including accrued interest.  From inception through March 31, 2010, the Company accrued interest of $2,954 on the note.

As of the date of this Report, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $3,964 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2011.  As of March 31, 2010, the outstanding note payable balance to the shareholder was $4,205, including accrued interest.  As of March 31, 2010 the Company has accrued interest of $241 on the note.

As of March 31, 2010, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space from the Company’s President at a cost of $75 per month. The Company has accrued $2,250 in unpaid rental fees from this arrangement.

NOTE 4 FILM COSTS
Film costs consisted of the following as of March 31, 2010:

Films:

Released	$24,825
Completed, not released	-
In Production	-
In Development, or Preproduction	-

Total	$24,825

During the quarter ended March 31, 2010, the Company signed a distribution agreement with Vanguard Cinema. Vanguard has the exclusive right to distribute the film in all DVD, digital and television markets in the United States, Puerto Rico and Canada. Prior to the quarter ended March 31, 2010, management determined that the unamortized costs of the film exceeded the net realizable value for the film. Accordingly, the Company recognized an impairment charge of $75,323 on the film.

NOTE 5 PREPAID EXPENSES

On July 30, 2009 the Company engaged the services of Circus Road Films, Inc. (“CRF”). CRF will act as a sales representative for the film “Four Stories of St. Julian”, and will seek distribution agreements. The fee for this agreement was $7,500 and 10% of gross proceeds, after the Company has received $75,000. The fee is based on gross proceeds from any distribution agreements that the Company enters into within the following twelve months.

The Company capitalized the $7,500 upfront costs as a prepaid expense and is expensing it over a 12 month period. The amount expensed for the quarter ended March 31, 2010 was $1,875.

NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168.  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.

This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operations

For the next 12 months, the Company will:

(1) On July 15, 2009, the Company engaged Circus Road Films, Inc. (“CRF”), a sales representative for the film “Four Stories of St. Julian” or “the Film”. CRF has and will continue to represent the Film and solicit distribution, television licensing and international sales agency agreements form established licensors of rights to feature films. During the quarter ended March 31, 2010, CRF negotiated a distribution agreement for the Film with Vanguard Cinema. Vanguard has the exclusive right to distribute the film in all DVD, digital and television markets in the United States, Puerto Rico and Canada. CRF will continue to market the Film’s international rights.

(2) Continue seeking opportunities developing, financing, producing, marketing and distributing additional media content. The Company does not currently have any projects in production, but plans to begin pre-production of another film project within the next twelve months. The Company’s management may advance the Company monies, not to exceed $50,000, to finance future projects or fund working capital requirements. The monies advanced from the Company’s management will be non-secured loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm’s length transaction.  The Company is also seeking financing from outside sources to fund future projects. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place and can provide no assurance that is will be able to obtain such funds.

(3) As part of an ongoing management process, the Company’s fund raising efforts and support for the above initiatives will be continuously reviewed and prioritized to ensure that returns are commensurate with levels of investment.

The Company has accumulated losses since inception and has not been able to generate profits from operations. The Company recently signed a distribution agreement to distribute the film through various media channels throughout the United States, Puerto Rico and Canada. The Company anticipates receiving revenue from this distribution agreement, but can provide no assurance that revenue generated will be sufficient to fund future operating activities. Operating capital, including the proceeds to finance the Film has been raised through the Company’s shareholders and management.

The Company’s plan of operation for the next twelve months will continue to be managed and operated solely by the Company’s officers and directors. Other than the Company officers and directors the Company does not have any employees nor does it anticipate hiring any employees over the next twelve months.

The Company has not been able to generate positive cash flow from operations since inception. This along with the above mentioned factors raise substantial doubt of the Company’s ability to continue as a going concern.

The Company’s common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol FHGR.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Operating Results – Overview

The three month period ended March 31, 2010, resulted in a net loss of $4,455.  The Basic Loss per Share for the three month period ended March 31, 2010 was ($0.01).  Details of changes in revenues and expenses can be found below.

Operating Results – Revenue

The Company has not generated a profit since inception.  The Company generated a net loss of $4,455 and no revenue for the quarter ended March 31, 2010. For the quarter ended March 31, 2009 the Company generated no revenue and a net loss of $6,830.  The Company will not provide any forecasts of future earnings or profitability.  The future success of the COmpany cannot be ascertained with any certainty, and if an until the Company obtains its film projects, no such forecast or guidance will be formulated or provided.

Operating Results – Cost of Goods Sold / Cost of Sales

Cost of sales was $0 for the three month period ended March 31, 2010 and 2009.  The Company did not generate any revenue for the periods ended March 31, 2010 and 2009, and therefore did not incur any expenses related to revenue.

Operating Results – Operating Expenses

Operating expense for the three month period ended March 31, 2010, was $3,922 compared with $6,669 for the three month period ended March 31, 2009. Operating expenses included   professional fees and general administrative expenses.

The Company's professional fees include accounting, legal fees, and distribution sales agent fee.

Accounting expenses incurred in the three month period ended March 31, 2010 totaled $1,821 and $1,180 for the period ended March 31, 2009.

The Company incurred $4,381 in legal fees in the quarter ended March 31, 2009 compared to $0 in the quarter ended in March 31, 2010. The Company’s increased legal fees in the quarter ended March 31, 2009 due to various legal opinions rendered by the Company’s legal counsel.

The Company also incurred expenses associated with Circus Road Films, Inc., a distribution sales agent, engaged to market the Film. The Company incurred $7,500 in expenses attributed to the engagement of Circus Road Films, of which $2,500 has been reported as a prepaid asset.  Other than a commission expense, the Company does not anticipate incurring any other fees associated with Circus Road Films within the next twelve month period.

The Company incurred $225 in general and administrative expenses for the three month period ended March 31, 2010 and $883 in general and administrative expenses for the three month period ended March 31, 2009.

The Company estimates annual accounting expenses to be approximately $8,000. Management estimates legal expenses for the fiscal year to be approximately $5,000.

Operating Results – Interest Expenses

The Company  incurred  $533 in  interest  expense  for the  quarter  ended March 31, 2010 and $161 in interest  expense for the quarter  ended  March 31, 2009.  The increase in interest expense for the quarter ended March  31, 2010, was attributed to an increase in the outstanding loan balance from James Doolin, the Company's President and director, and Michael Doolin, a shareholder of the Company.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Operating Results – Overview

The nine month period ended March 31, 2010, resulted in a net loss of $91,788.  The Basic Loss per Share for the nine month period ended March 31, 2010 was ($0.04).  Details of changes in revenues and expenses can be found below.

Operating Results – Revenue

The Company has not generated a profit since inception.  The Company generated a net loss of $91,788 and no revenue for the nine months ended March 31, 2010. For the nine months ended March 31, 2009 the Company generated no revenue and a net loss of $26,890.

Operating Results – Cost of Goods Sold / Cost of Sales

Cost of sales was $0 for the nine month period ended March 31, 2010 and 2009.  The Company did not generate any revenue for the nine month periods ended March 31, 2010 and 2009, and therefore did not incur any expenses related to revenue.

Operating Results – Operating Expenses

Operating expense for the nine month period ended March 31, 2010, was $90,457 compared with $26,140 for the nine month period ended March 31, 2009.

Operating expenses for the nine month period ended March 31, 2010 included $10,556 in professional fees, $4,578 in general administrative expenses and $75,323 associated to the impairment of unamortized film costs.

Operating expenses for the nine month period ended March 31, 2009 included $23,525 in professional fees and $2,615 in general and administrative fees.

Operating Results – Interest Expenses

The Company  incurred  $1,331 in  interest  expense  for the  nine month period ended March 31, 2010 and $750 in interest  expense for the nine month period  ended  March 31, 2009.  The increase in interest expense for the most recent nine month period was attributed to an increase in the outstanding loan balance payable to James Doolin, the Company's President and director, and Michael Doolin, a shareholder of the Company.

Liquidity and Capital Requirements

As of March 31, 2010, the Company had no accounts receivable, $15,899 in accounts payable and accrued liabilities.  The Company had no inventory as of March 31, 2010, but has capitalized film development costs of $24,825.

The Company has a cash balance of $930 and prepaid expenses totaled $2,500 as of March 31, 2010.  Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company’s management will continue to advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  Currently a member of the Company’s management has loaned the Company approximately $15,000 in principal, and a shareholder has loaned the Company $3,964 in principal. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

Off-balance Sheet Arrangements

None; not applicable

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President and Vice President, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Vice President, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Vice President concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None; not applicable.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits

(a) Exhibits

All Sarbanes-Oxley Certifications follow the signature line at the end of this Quarterly Report.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4TH GRADE FILMS, INC.
(Issuer)

Date:	05/14/10	By:	/s/James Doolin
James Doolin, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	05/14/10	By:	/s/Shane Thueson
Shane Thueson, Vice President