Form 10-K
period 2010-06-30
4th Grade Films Inc
filed 2010-09-24
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 000-52825

4th Grade Films, Inc.
(Exact Name of registrant as specified in its Charter)

Utah	20-8980078
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1338 S. Foothill Drive, #163
Salt Lake City, Utah 84108
 (Address of Principal Executive Offices)

(801) 649-3519
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [  ]   (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The market value of the voting stock held by non-affiliates was $100,000, based on 400,000 shares held by non-affiliates. These computations are based upon the bid price of $0.25 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on July 21, 2010.  As of December 31, 2009, the Registrant had 2,345,000 shares of common stock outstanding.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

September 24, 2010:  Common - 2,345,000 shares.

Documents incorporated by reference: See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “4th Grade,” “4th Grade Films,” the “Company,” “we,” “us,” and “our” refer to “4th Grade Films, Inc.,” the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which 4th Grade Films may participate, competition within 4th Grade Films’ chosen industry, technological advances and failure by us to successfully develop business relationships.

PART I

ITEM 1.  BUSINESS

Business Development

    Historical Business Developments of 4th Grade Films

•	April 25, 2007 - Articles of Incorporation filed with the Utah Division of Corporations.
•
The Unanimous Consent of the Board of Directors of Hangman Productions Inc., the Company’s former parent, dated April 25, 2007, stated that Company was organized to “raise capital to pursue operations in the film production and distribution industries” and “to finance, produce, own and market a feature length film.”

•
May 14, 2007 – Filed Articles of Amendment to the Articles of Incorporation filed with the Utah Division of Corporations, amending the rights and preferences of its convertible preferred stock, Series A, to indicate that it was convertible on a 10 shares of common stock for one share of preferred stock basis.

•	May 16, 2007 - Raised $90,000 in a private placement of preferred stock to accredited investors and sophisticated investors pursuant to Rule 506, to produce a feature film.
•
May 2007 to June 2007- Completed pre-production of its first feature film (FOUR STORIES OF ST. JULIAN), which included: casting actors, hiring crew, securing shooting location, constructing sets, renting equipment and arranging housing and catering.

•	July 2007 to August 2007 - Completed production of FOUR STORIES OF ST. JULIAN.
•	September 2007 to May 2008 - Completed post-production of FOUR STORIES OF ST. JULIAN, which included: editing, music soundtrack, ADR (voice-over), color correction and final sound work.
•	June 1, 2008 – Hangman Productions, Inc., the Company’s former parent, sold 4th Grade Films.
•
June 2008 to July 2009 – Submitted FOUR STORIES OF ST. JULIAN to a variety of film festivals competitions throughout North America and Europe.  FOUR STORIES OF ST. JULIAN was selected as an official finalist at the 2009 Canada International Film Festival, an official selection of the Rainier Independent Film Festival and was also awarded the Gold Kahuna Award of Excellence in the Filmmaking at the 2009 Honolulu International Film Festival.

•
July 15, 2009 – Engaged Circus Road Films, Inc. (“Circus Road Films”), a producer’s agent, to represent FOUR STORIES OF ST. JULIAN and solicit distribution, television licensing and international sales agency agreements from established licensors of rights to feature films.

•
March 22, 2010 – Signed a distribution agreement for FOUR STORIES OF ST. JULIAN with Vanguard Cinema and granted the exclusive right to distribute the film in all DVD, digital and television markets in the United States, Puerto Rico, and Canada.

Business

Principal Products or Services and Their Markets

4th Grade is an independent film production company. The Company is engaged in developing content, securing financing, producing, marketing and distributing films within the independent film community. The Company focuses on independent film projects with budgets ranging from $25,000 to $250,000. Independent films are often distinguishable by their content or style where the writer or director’s original authorial intent or personal creative vision is usually maintained in the final film. Additionally, the term “independent film” is typically used to describe less commercially driven art films which are significantly different from the norms of plot-driven, mainstream traditional “Hollywood” cinema.

Current Film Projects

4th Grade developed, financed and produced a feature-length film, FOUR STORIES OF ST. JULIAN (the “Film” or “St. Julian”). The company recently signed a distribution agreement for FOUR STORIES OF ST. JULIAN with Vanguard Cinema and granting the exclusive right to distribute the film in all DVD, digital and television markets in the United States, Puerto Rico, and Canada. The Company continues to seek distribution or licensing of its film in further international markets including Europe and Asia.  In addition to seeking further distribution for the Film, 4th Grade seeks new film projects and plans to begin pre-production of another film project within the next twelve months.

For further information on the Company’s operations, see Part II, Item 7, Plan of Operation.

Distribution Methods of the Products or Services

Through its relationship with Circus Road Films, Vanguard Cinema and others, the Company seeks to distribute and/or license FOUR STORIES OF ST. JULIAN to domestic market retailers and international markets.

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

The film production industry is highly competitive.  Competition ranges from start-up production companies, like 4th Grade, to billion-dollar, multi-national conglomerates.  The Company is positioned within the industry as an independent producer of film content.

4th Grade faces competition from both within the independent filmmaking community and the broader film industry. In addition to the large studios there are thousands of smaller productions companies that produce either studio-backed or independent films. The Company’s strategy is to market specifically to the direct-to-video and wholly electronic distribution channels. The Company believes that its primary competition in the direct-to-video and electronic distribution channels are other independent filmmakers and smaller production companies. However many large film studios and production companies are marketing their film projects in the direct-to-video and electronic channels due to the lower marketing costs involved in distribution through these channels. Given the low barriers to entry, virtually all filmmakers can become the Company’s competition in the direct-to-video and electronic distribution space.

Dependence on One or a Few Major Customers

Currently the Company’s financial success relies on the success of the Company’s film content.  Currently the Company’s only produced content is St. Julian and the Company only has one distributor engaged to distribute the Film.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

Other than possibly applying for a trademark on the Company’s name, 4th Grade Films, Inc., the Company does not foresee filing any applications for patents or licenses.

Other than an agreement with Savage Pictures, LLC (“Savage Pictures”), a Utah limited liability company, whereby Savage is entitled to receive ten percent (10%) of the net proceeds from St. Julian, the Company does not plan to execute any franchise, concession, royalty agreements or labor contracts. Savage Pictures will receive 10% of St. Julian’s net proceeds, which shall take into account deductions including without limitation, production costs, post-productions costs, and marketing costs. The Company will provide Savage Pictures with annual reports and make payments according to these reports, provided that a report need not be issued if St. Julian has not accumulated revenue in the reporting period. The agreement with Savage was executed and effective as of February 20, 2008.

Effect of Existing or Probable Governmental Regulations on the Business

Exchange Act

We are subject to the following regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable securities laws, rules and regulations promulgated under the Exchange Act by the SEC.  Compliance with these requirements of the Exchange Act will also substantially increase our legal and accounting costs.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.  The cost to develop, document and implement the internal control and disclosure procedures required under the Sarbanes/Oxley Act cost the Company approximately $3,000.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

None; not applicable.

Number of Total Employees and Number of Full Time Employees

Other than the Company’s three executive officers and directors, the Company has no employees.  Effective as of April 1, 2008, the Company’s officers and directors resolved to suspend the payment of salaries until the Company generates positive operating cash flow.  Salaries will be reinstated once the Company generates positive operating cash flow on a quarterly basis.

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the SEC at their internet site www.sec.gov

ITEM 1A.  RISK FACTORS

We are not required to provide risk factors; however, we are subject to all of the risks inherent in a small company like ours, which has limited cash resources and a limited public market for our outstanding shares.

ITEM 2.  PROPERTIES

4th Grade’s executive officer currently provides office space, use of telephone lines and computer systems to the Company. The Company accrues a liability to the Company’s President, James Doolin, at $75 per month for use of the office space, telephone and computer systems.  The Company used an allocation method of these expenses estimated by the Company. The Company estimates that if these expenses were recorded on a stand-alone basis the Company would incur $225 per quarter in expenses.  In addition, the Company leases a mail box for approximately $150 per year.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the year ended June 30, 2010.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company shares are traded on the OTC Bulletin Board, the symbol is FHGR.  The Company shares have been quoted on the OTC Bulletin Board since April 28, 2009. The following quotes are through the most recent year end:

Period	High Bid	Low Bid
April 28, 2009 through June 30, 2009	$0.20	$0.20

July 1, 2009 through September 30, 2009	$0.20	$0.20

October 1, 2009 through December 31, 2009	$0.20	$0.20

January 1, 2010 through March 31, 2010	$0.20	$0.20

April 1, 2010 through June 30, 2010	$0.25	$0.25

Holders

The number of record holders of the Company’s common stock, as of the date of this Annual Report, is approximately 60.

Dividends

The Company has not declared any dividends with respect to its common stock and does not intend to declare any dividends in the foreseeable future.  The future dividend policy of the Company cannot be ascertained with any certainty.  There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay cash dividends on its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
The following information is provided as of June 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	-	-

Equity compensation plans not approved by shareholders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have sold no unregistered securities during the period covered by this Annual Report; however, the following indicates information about all securities issued by us since inception:

On or about April 25, 2007, the Company issued 745,000 common shares to the Company’s former parent, Hangman Productions, Inc., for expenses incurred by Hangman Productions, Inc., for incorporating the Company.

On or about May 15, 2007, the Company offered a no minimum and a 30,000 share maximum of its Preferred Stock, Series A, at a price of $3.00 per share pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. The Company completed the offering on or about June 1, 2007, selling all 30,000 shares for gross proceeds of $90,000. These proceeds were used to commence operations and begin production of St. Julian. On August 31, 2008, all 30,000 shares outstanding of the Preferred Stock, Series A, were converted into 300,000 shares of Common Stock - one (1) preferred share for ten (10) shares of fully paid and nonassessable shares of Common Stock.

On May 20, 2008, the Company completed another offering.  The Company offered 1,300,000 shares of common stock at a price of $0.04 per share. This offering was conducted under Rule 506 of Regulation D of the Securities and Exchange Commission.  This offering was subsequently closed May 31, 2008, with the Company having sold a total of 1,300,000 shares for gross proceeds of $52,000.

We issued these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in us; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Section 18 of the Securities Act preempts state registration requirements for sales to these classes of persons.

Use of Proceeds of Registered Securities

We have no proceeds from the sale of registered securities.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect the 4th Grade Films’ future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties”, and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

The Company’s plan of operations for the next 12 months is to continue with its current efforts in the independent film production arena.  4th Grade has been involved in the film production primarily focused on developing, financing, producing, marketing and distributing film content within the independent film market.

4th Grade produced a feature-length film, FOUR STORIES OF ST. JULIAN (the “Film” or “St. Julian”). The company recently signed a distribution agreement for FOUR STORIES OF ST. JULIAN with Vanguard Cinema and granting the exclusive right to distribute the film in all DVD, digital and television markets in the United States, Puerto Rico, and Canada. The Company continues to seek distribution or licensing of its film in further international markets including Europe and Asia.  In addition to seeking further distribution for the Film, 4th Grade seeks new film projects and plans to begin pre-production of another film project within the next twelve months.

Results of Operations

Overview

The year ended June 30, 2010 resulted in a net loss of ($96,027).  The year ended June 30, 2009, resulted in a net loss of ($29,105).

The basic loss per share for the year ended June 30, 2010, was ($0.04) and a loss per share of ($0.01) for the year ended June 30, 2009. Details of changes in revenues and expenses can be found below.

Revenues

The Company has not generated any revenue since inception.  The Company signed a distribution agreement for St. Julian in March 2010. The Film will be released in August 2010. The Company plans to begin receiving revenue associated with the film within three months following the release of the Film; however, the Company cannot predict the amount of revenue it will receive from the distribution of the Film.

Operating Expenses

Operating expense for the year ended June 30, 2010, increased to $94,012 compared to $28,088 for the year ended June 30, 2009. The increase can be attributed to the impairment of the unamortized film costs of $75,323 incurred during the 12 month period ended June 30, 2010.

Interest Expenses

Interest expense for the year ended June 30, 2010, was $1,915, compared to $917 for the year ended June 30, 2009. The outstanding Notes Payable balances were higher in the year ended June 30, 2010; therefore, the Company incurred greater interest expenses in 2010 compared with 2009.

Liquidity and Capital Resources

Balance Sheet Information:

The following information is a summary of our balance sheet as of June 30, 2010:

Summary Balance Sheet as of June 30, 2010
Total Current Assets	$1,455
Total Assets	26,280
Total Liabilities	40,322
Accumulated Deficit	(161,254)
Total Stockholders’ Deficit	(14,042)

As of June 30, 2010, our total current assets were $1,455 and consisted of cash and prepaid expenses.

Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity the Company’s auditor believes that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  With monies that the Company’s management has agreed to advance the Company and its existing cash balance of $830, as of June 30, 2010, the Company deems that it has adequate resources for the Company’s planned operations for the next 12 months.

Management anticipates average monthly expenditures to range between $1,000 and $1,500 per month.  Management is unable to forecast the revenue that the Film will generate, but given the fact that the Company’s management has agreed to advance the Company monies not to exceed $50,000, the Company should have sufficient funds to continue to operate over the next twelve months.  If the Company needs funds in excess of $50,000, it will be up to the Company’s management to raise such monies.  These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds.  There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

The Company’s ability to continue as a going concern is dependent on management’s ability to generate revenue and to manage the Company’s expenses.  Management will continue to seek to exploit opportunities to enhance the value of the Company and its profitability.

Funding Through Private Placements

The Company has completed the following three transactions to finance its formation and operations:

(1) On or about April 25, 2007, the Company issued 745,000 common shares to the Company’s former parent, Hangman Productions, Inc., for expenses incurred by Hangman Productions, Inc., for incorporating the Company.

(2) On or about May 15, 2007, the Company offered a no minimum and a 30,000 share maximum of its Preferred Stock, Series A, at a price of $3.00 per share pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. The Company completed the offering on or about June 1, 2007, selling all 30,000 shares for gross proceeds of $90,000. These proceeds were used to commence operations and begin production of St. Julian. On August 31, 2008, all 30,000 shares outstanding of the Preferred Stock, Series A, were converted into 300,000 shares of Common Stock - one (1) preferred share for ten (10) shares of fully paid and nonassessable shares of Common Stock.

(3) On May 20, 2008, the Company completed another offering.  The Company offered 1,300,000 shares of common stock at a price of $0.04 per share. This offering was conducted under Rule 506 of Regulation D of the Securities and Exchange Commission.  This offering was subsequently closed May 31, 2008, with the Company having sold a total of 1,300,000 shares for gross proceeds of $52,000.

Funding Future Acquisitions and Operations

Our ability to fund our operations and acquisitions is discussed above under “Plan of Operations.”

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

4th Grade Films, Inc.
[A Development Stage Company]
Financial Statements and Report of
Independent Registered Public Accounting Firm
June 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
4th Grade Films, Inc.

We have audited the accompanying balance sheets of 4th Grade Films, Inc. [a development stage company] as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2010 and 2009 and for the period from inception [April 25, 2007] through June 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4th Grade Films, Inc. (a development stage company) as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years ended June 30, 2010 and 2009 and for the period from inception [April 25, 2007] through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has accumulated losses, minimal assets, negative working capital, and is still developing its planned principal operations.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MANTYLA MCREYNOLDS LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
September 24, 2010

4th Grade Films, Inc.
[A Development Stage Company]
BALANCE SHEETS
June 30, 2010 and 2009

	6/30/2010	6/30/2009
	[audited]	[audited]

Assets

Current Assets

Cash	$830	$1,683
Prepaid Expenses	625	-
Total current assets	1,455	1,683

Film Costs	24,825	100,149

Total Assets	$26,280	$101,832

Liabilities

Current Liabilities

Accounts Payable	$13,614	$11,307
Accrued Liabilities - related party	2,475	1,575
Income Taxes Payable	100	100
Total Current Liabilities	16,189	12,982

Long Term Liabilities

Note Payable - Shareholder	24,133	6,865

Total Long Term Liabilities	24,133	6,865

Total Liabilities	40,322	19,847

Stockholders' Deficit
Preferred Stock - 5,000,000 shares authorized at $0.01 par;
no shares issued and outstanding (Series A Convertible)	-	-

Common Stock - 50,000,000 shares authorized at $0.01 par;
2,345,000 shares issued and outstanding	23,450	23,450

Paid-in Capital	123,762	123,762

Deficit Accumulated during the development stage	(161,254)	(65,227)

Total Stockholders' Equity (Deficit)	(14,042)	81,985

Total Liabilities and Stockholders' Equity (Deficit)	$26,280	$101,832

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
STATEMENTS OF OPERATIONS
For the years ended June 30, 2010 and 2009 and for the
period from Inception [April 25, 2007] through June 30, 2010

	For the	For the
	Year	Year	Since Inception
	Ended	Ended	through
	6/30/2010	6/30/2009	6/30/2010

Revenues	$-	$-	$-

Operating Expenses
Professional Expenses	10,661	24,685	60,105
SG&A	8,028	3,403	21,646
Impairment of unamortized film -
development costs	75,323	-	75,323

Total Operating Expenses	94,012	28,088	157,074

Net Income/(Loss) from Operations	(94,012)	(28,088)	(157,074)

Interest Income	-	-	-
Interest Expense	(1,915)	(917)	(3,780)

Net Loss Before Income Taxes	(95,927)	(29,005)	(160,854)

Provision for Income Taxes	100	100	400

Net Loss	$(96,027)	$(29,105)	$(161,254)

Loss Per Share	$(0.04)	$(0.01)	$(0.09)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,294,863	1,764,058

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
STATEMENTS OF STOCKHOLDERS’ EQUITY/DEFICIT
For the period from Inception [April 25, 2007]
through June 30, 2010

					Additional		Total
	Preferred	Common	Preferred	Common	Paid-in	Retained	Stockholders
	Shares	Shares	Stock	Stock	Capital	Earnings	Equity
Balance, April 24, 2007 (Inception)	-	-	$-	$-	$-	$-	$-

Issued common stock to shareholders for payment of expenses April 27, 2007 at $0.007 per share	-	745,000	-	7,450	(2,238)	-	5,212

Issued preferred shares to shareholders for cash, June 1, 2007 at $3.00 per share	30,000	-	300	-	89,700	-	90,000

Net Loss for the Period from 4/25/07 through 6/30/07	-	-	-	-	-	(5,326)	(5,326)

Balance, June 30, 2007	30,000	745,000	300	7,450	87,462	(5,326)	89,886

Issued common stock to shareholders for cash, June 1, 2008 at $0.04 per share	-	1,300,000	-	13,000	39,000	-	52,000

Net loss for the year Ended June 30, 2008		-		-	-	(30,796)	(30,796)

Balance, June 30, 2008	30,000	2,045,000	300	20,450	126,462	(36,122)	111,090

Preferred Shares converted to Common Shares, on a 10 Common Shares for each Preferred Share basis, on August 31, 2008	(30,000)	300,000	(300)	3,000		-

Net loss for the year Ended June 30, 2009		-		-	-	(29,105)	(29,105)

Balance, June 30, 2009	-	2,345,000	-	23,450	123,762	(65,227)	81,985

Net loss for the year Ended June 30, 2010		-		-	-	(96,027)	(96,027)

Balance, June 30, 2010	-	2,345,000	$-	$23,450	$123,762	$(161,254)	$(14,042)

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
STATEMENTS OF CASH FLOWS
For the years ended June 30, 2010 and 2009 and for the
period from Inception [April 25, 2007] through June 30, 2010

	For the	For the
	Year	Year	Since Inception
	Ended	Ended	through
	6/30/2010	6/30/2009	6/30/2010

Net Loss	$(96,027)	$(29,105)	$(161,254)

Adjustments to reconcile net loss to net cash
Provided/(Used) by Operating Activities:

Impairment of capitalized film development costs	$75,323	$-	$75,323
Additions to Capitalized Film Costs	-	-	(100,149)
(Increase)/Decrease in Prepaid Expenses	(625)	-	(625)
Increase/(Decrease) in Accounts Payable	2,307	8,582	13,614
Increase/(Decrease) in Accrued Liabilities - related party	900	900	2,475
Increase/(Decrease) in Income Taxes Payable	-	-	100
Accrued Interest included in Notes Payable Balance	1,915	917	3,780
Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212

Net Cash Used for Operating Activities	(16,207)	(18,706)	(161,524)

Cash Provided by Financing Activities

Proceeds from Loan from Shareholder	15,354	(20,000)	40,354
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000

Net Cash from Financing Activities	15,354	(20,000)	162,354

Net Decrease in cash	(853)	(38,706)	830

Beginning Cash Balance	1,683	40,389	-

Ending Cash Balance	$830	$1,683	$830

Supplemental Schedule of Cash Flow Activities

Cash paid for
Interest	$-	$-	$-
Income taxes	$100	$-	$300
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2010

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

4th Grade Films, Inc. (Company) was incorporated under the laws of the State of Utah on April 25, 2007. 4th Grade is an independent film production company. The Company is engaged in developing, financing, producing, marketing and distributing film content.

(b) Income Taxes

The Company applies the provisions of FASB Accounting Standard Codification (ASC) 740 Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(c) Net Loss Per Common Share

Loss per common share is based on the weighted-average number of common shares outstanding. Diluted loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

(d) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash.  The Company had $830 cash at June 30, 2010.

(e) Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(f) Advertising

Advertising Costs are expensed as incurred. The total advertising expense for the year ended June 30, 2010 and 2009 was $0.

(g) Impact of New Accounting Standards

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

The Codification superseded all existing non-SEC  accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates ("ASUs").  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

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

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its condensed consolidated financial statements. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future consolidated financial statements.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses from inception through June 30, 2010 of ($161,254), has minimal assets, and has negative working capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These factors may have potential adverse effects on the Company including the ceasing of operations. Management plans include developing film production opportunities or finding a well capitalized merger candidate to commence operations.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 FILM COSTS

Film costs consisted of the following as of June 30, 2010:

Films:

Released	$-
Completed, not released	24,825
In production	-
In development, or pre-production	-

Total	$24,825

During the year, management determined that the unamortized costs of the film exceeded the net realizable value for the film. Accordingly, the Company recognized an impairment charge of $75,323 on the film.

NOTE 4 INCOME TAXES

The provision for income taxes consists of the following as of June 30, 2010 and 2009:

	6/30/2010	6/30/2009
FEDERAL
Current	$-	$-
Deferred	-	-
STATE
Current	100	100
Deferred	-	-
TOTAL PROVISION	$100	$100

Deferred income tax assets and liabilities at June 30, 2010 and 2009 consist of the following temporary differences:

	6/30/2010	6/30/2009
DEFERRED TAX ASSETS
Current	$-	$-
Noncurrent	-	-
Net operating losses	16,430	12,657
Related party interest	755	373
Impairment of Film costs	15,065	-
Total noncurrent	32,250	13,030
Valuation Allowance	(32,350)	(13,030)
NET DEFERRED TAX ASSET	-	-
DEFERRED TAX LIABILITIES	-	-
NET DEFERRED TAXES	$-	$-

The Company’s valuation allowance has increased $19,220 during the year ended June 30, 2010. The income/franchise tax payable at June 30, 2010 of $100 is the minimum tax due to the State of Utah for the year ended June 30, 2010.

The following is a summary of federal net operating loss carryforwards and their expiration dates:

Amount	Expiration
$5,325	6/30/2027
$30,061	6/30/2028
$27,975	6/30/2029
$18,789	6/30/2030

A reconciliation between income taxes at statutory tax rates (20%) and the actual income tax provision for continuing operations as of June 30, 2010 and 2009 is as follows:

	6/30/2010	6/30/2009
Expected provision (based on statutory rate)	$(19,205)	$(5,801)
Effect of:
State minimum tax, net of federal benefit	85	85
Increase/(decrease) in valuation allowance	19,220	5,816
Total actual provision	$100	$100

Uncertain Tax Positions

We have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company has not had operations and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

A reconciliation of our unrecognized tax benefits for 2010 is presented in the table below:

Balance as of July 1, 2009
Additions based on tax positions related to the current year	$-
Additions based on tax positions related to prior year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-
Balance as of June 30, 2010	$-

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within general and administrative expenses for penalties and interest expense for interest. For the years ended June 30, 2010 and 2009, we did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of June 30, 2010 and 2009 relating to unrecognized benefits.

The tax years ended June 30, 2007, through 2010 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 5 EQUITY

On or about April 25, 2007, the Company issued 745,000 common shares to the Company’s former parent, Hangman Productions, Inc., for expenses incurred by Hangman Productions, Inc., for incorporating the Company.

On or about May 15, 2007, the Company offered a no minimum and a 30,000 share maximum of its Preferred Stock, Series A, at a price of $3.00 per share pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. The Company completed the offering on or about June 1, 2007, selling all 30,000 shares for gross proceeds of $90,000. These proceeds were used to commence operations and begin production of St. Julian. On August 31, 2008, all 30,000 shares outstanding of the Preferred Stock, Series A, were converted into 300,000 shares of Common Stock - one (1) preferred share for ten (10) shares of fully paid and nonassessable shares of Common Stock.

On May 20, 2008, the Company completed another offering.  The Company offered 1,300,000 shares of common stock at a price of $0.04 per share. This offering was conducted under Rule 506 of Regulation D of the Securities and Exchange Commission.  This offering was subsequently closed May 31, 2008, with the Company having sold a total of 1,300,000 shares for gross proceeds of $52,000.

NOTE 6  OFFICER COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

On April 1, 2008, the Company’s Board of Directors resolved to suspend payment of $1,000 per year to each member of the board of directors until the Company generates positive operating cash flows.  Should operations produce positive cash flow, compensation will resume at a $1,000 per year per member of the Board.

As of June 30, 2010, James Doolin, the Company’s President and director, had loaned the Company a total of $36,390 on an unsecured debenture, with the Company paying $20,000 during the 2009 fiscal year.  The Note accrues interest at 10% per annum and matures on December 31, 2012.  As of June 30, 2010, the outstanding note payable to the shareholder was $19,823, which includes $3,433 in accrued interest.  For the fiscal year ended June 30, 2010 the Company accrued interest of $1,569 on the note.

As of June 30, 2010 a shareholder had loaned the Company a total of $3,964 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2012.  As of June 30, 2010, the outstanding note payable to the shareholder was $4,310, which includes $346 in accrued interest.  For the fiscal year ended June 30, 2010 the Company accrued interest of $346 on the note.

As of June 30, 2010, approximately 75.5% of the Company’s issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space, telephone service, and computer usage from the Company’s president. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable.  The amount expensed and accrued for the year ended June 30, 2010 was $900. As of June 30 2010, the Company has accrued $2,475 in unpaid fees from this arrangement.

During the year ended June 30, 2010 legal services were provided by a shareholder.  The total expense incurred for these services was $944 for the year.

NOTE 7 CONCENTRATIONS

The Company depends significantly on funding from a single shareholder to meet it obligations and maintain filing status.  If funds from this shareholder were no longer available, the Company may experience significant adverse effects including the need to cease operations.
.
NOTE 8 COMMITMENTS

The Company has an arrangement with Savage Pictures, LLC (“Savage Pictures”), Savage Pictures is entitled to receive 10% of St. Julian’s net proceeds, which shall take into account deductions including without limitation, production costs, post-production costs, and marketing costs.

NOTE 9 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 26, 2010, the date the financial statements were issued, and has concluded that no recognized subsequent events have occurred since the year ended June 30, 2010.  The Company does note the following non-recognized transactions occurred subsequent to the year end:

On August 9, 2010, a shareholder loaned an additional $2,419 as part of the unsecured debenture disclosed in Note 6.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption for non-accelerated filers from the internal control audit requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

James P. Doolin, President, Principal Financial Officer and a director, is 33 years of age. Mr. Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree.  After completion of his undergraduate Mr. Doolin was employed by Jenson Services, Inc., a merger and acquisition consulting firm, from 1998 until entering graduate school in 2001.  After graduation from Pepperdine’s Graziadio School of Business, Mr. Doolin worked as an associate at an Investment Banking firm in Southern California.  For the past four years, Mr. Doolin has been a financial consultant to development stage businesses and public corporations.  In addition Mr. Doolin was an officer and director of Wasatch Web Advisors, Inc. In October, 2003, Wasatch Web Advisors, Inc. became Raser Technologies, Inc., at which time Mr. Doolin resigned.  Mr. Doolin was also an officer and director of Cole, Inc. Cole, Inc., became Reflect Scientific, Inc. in December, 2003, at which time Mr. Doolin resigned.  Mr. Doolin was also an officer and director of The Autoline Group, Inc., which became GeNOsys, Inc., in August, 2005, at which time Mr. Doolin resigned.  Mr. Doolin was also an officer and director of Hangman Productions, Inc. In April, 2010, Hangman Productions, Inc., changed its name to Lyfe Communications, Inc., at which time Mr. Doolin resigned.

Shane E. Thueson, Vice President, Chief Executive Officer and a director, is 34 years of age. Mr. Thueson attended, but did not graduate from Brigham Young University, where he studied history.  Mr. Thueson worked for a entertainment management production company, Benderspink Management and Productions, in Hollywood, California, from 2001 through 2002.  Mr. Thueson was also employed as the Marketing Programs Manager for an internet technology company based in Orem, Utah.  Mr. Thueson resigned as the Marketing Programs manager in March, 2005, to become a full-time screeplay writer.  For the past five years Mr. Thueson has developed and written numerous original screenplays.  In addition to being the Vice President of 4th Grade Films, Inc., a reporting entity, Mr. Thueson was also an officer and director of Hangman Productions, Inc. and Cole, Inc. In December, 2003, Cole Inc., changed its name to Reflect Scientific, Inc., at which time Mr. Thueson resigned. In April, 2010, Hangman Productions, Inc., changed its name to Lyfe Communications, Inc. at which time Mr. Thueson resigned.

John K. Winchester, Secretary and director, is 35 years of age.  Mr. Winchester graduated from the University of Utah, in Salt Lake City.  He graduated with a bachelor of science, communication degree.  Mr. Winchester served as the district merchandising coordinator for Sony Computer Entertainment America, Inc., from 2000 through 2004.  Mr. Winchester has managed an environmental irrigation company based in Sandy, Utah, since 2004. In addition to being the Secretary of 4th Grade Films, Inc., a reporting entity, Mr. Thueson was also an officer and director of Hangman Productions, Inc. In April, 2010, Hangman Productions, Inc., changed its name to Lyfe Communications, Inc. at which time Mr. Winchester resigned.

Significant Employees

Other than James P. Doolin, Shane E. Thueson, and John K. Winchester the Company has no employees.

Term of Office

The term of office for our directors is one year, or until a successor is elected and qualified at the Company’s annual meeting of shareholders, subject to ratification by the shareholders.  The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

None, not applicable;

Compliance With Section 16(a) of the Exchange Act

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended June 30, 2010, the following were filed, but not timely:

Name	Type	Filed
James P. Doolin	Form 3	July 8, 2008
Shane E. Thueson	Form 3	July 8, 2008
John K. Winchester	Form 3	July 8, 2008
Leonard W. Burningham	Form 3	July 15, 2008
Quad D Partnership	Form 3	August 1, 2008
Michael J. Doolin	Form 3	August 1, 2008

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers.

Involvement in Certain Legal Proceedings

During the past five years, no director, officer, promoter or control person:

•
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

•	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

•
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

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
James P. Doolin, Director, President	06/30/10 06/30/09 06/30/08	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 $1,000	0 0 0
Shane E. Thueson, Director, Vice President	06/30/10 06/30/09 06/30/08	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 $1,000	0 0 0
John K. Winchester Director, Secretary	06/30/10 06/30/09 06/30/08	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 $1,000	0 0 0

No deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the year ended June 30, 2010. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors

Executive compensation was paid to the Company’s officers and directors related to services performed for the Company’s operations and managing the Company’s strategic development. On April 1, 2008, the Company’s Board of Directors resolved to suspend payment of $1,000 per year to each member of the board of directors until the Company generates positive operating cash flows.  Should operations produce positive cash flow, compensation will resume at a $1,000 per year per member of the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of June 30, 2010.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 2,345,000 shares of common stock outstanding at that date.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Leonard W. Burningham 1227 East Gilmer Drive Salt Lake City, Utah 84105	170,000	7.2%
Common Stock	James P. Doolin 1704 East Harvard Ave. Salt Lake City, Utah 84108	898,000	38.2%
Common Stock	Michael J. Doolin* 5 Pepperwood Drive Sandy, Utah 84092	130,000	5.5%
Common Stock	Quad D LTD Partnership** 5 Pepperwood Drive Sandy, Utah 84092	745,000	31.8%
TOTAL		1,943,000	82.8%

* Michael and Sharlene Doolin are husband and wife. James P. Doolin is the son of Michael and Sharlene Doolin.

** Sharlene Doolin is deemed a beneficial owner, as she is the general partner of Quad D LTD Partnership.

Security Ownership of Management

The following table sets forth the holdings of common stock of the Company’s directors and executive officers as of the date hereof. The percentage of beneficial ownership is based upon 2,345,000 shares of common stock outstanding at that date.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	James P. Doolin 1704 East Harvard Ave. Salt Lake City, Utah 84108	898,000	38.2%
Common Stock	Shane E. Thueson 10972 Cindy Circle Sandy, Utah 84092	1,000	0%
Common Stock	John K. Winchester 762 East Gable Street Midvale, Utah 84047	1,000	0%
TOTAL OFFICERS AND DIRECTORS		900,000	38.2%

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
The following information is provided as of June 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	-	-

Equity compensation plans not approved by shareholders	-	-	-

Total	-	-	-

Changes in Control

There are no present contractual arrangements or pledges of our securities that may result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None. We have no undisclosed related transactions.

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our Company’s last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

As of June 30, 2010, James Doolin, the Company’s President and director, had loaned the Company a total of $36,390 on an unsecured debenture, with the Company paying $20,000 during the 2009 fiscal year.  The Note accrues interest at 10% per annum and matures on December 31, 2012.  As of June 30, 2010, the outstanding note payable to the shareholder was $19,823, which includes $3,433 in accrued interest.  For the fiscal year ended June 30, 2010 the Company accrued interest of $1,569 on the note.

As of June 30, 2010 a shareholder had loaned the Company a total of $3,964 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2012.  As of June 30, 2010, the outstanding note payable to the shareholder was $4,310, which includes $346 in accrued interest.  For the fiscal year ended June 30, 2010 the Company accrued interest of $346 on the note.

Promoters and Certain Control Persons

Except as stated in the heading “Transactions with Related Persons,” above, there are no other reportable transactions with promoters or founders.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2010 and 2008:

Fee category	2010	2009

Audit fees	$9,271	$12,624
Audit-related fees	$0	$0
Tax fees	$350	$405
All other fees	$0	$0

Total fees	$9,621	$13,029

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

4TH GRADE FILMS, INC.

Date:	September 24, 2010	By:	/s/James Doolin
James Doolin
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

4TH GRADE FILMS, INC.

Date:	September 24, 2010	By:	/s/James Doolin
James Doolin
President and Director

Date:	September 24, 2010	By:	/s/Shane Thueson
Shane Thueson
Vice President and Director