Form 10-Q
period 2010-09-30
4th Grade Films Inc
filed 2010-11-09
CIK 1400683

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 9, 2010
Common Capital Voting Stock, $0.01 par value per share	2,345,000 shares

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

September 30, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Balance Sheets
September 30, 2010 and June 30, 2010

	9/30/2010	6/30/2010
	[unaudited]	[audited]

Assets

Current Assets
Cash	$217	$830
Prepaid Expenses	-	625
Total current assets	217	1,455
Film Costs	24,825	24,825

Total Assets	$25,042	$26,280

Liabilities

Current Liabilities
Accounts Payable	$17,092	$13,614
Accrued Liabilities - related party	2,700	2,475
Income Taxes Payable	100	100
Total Current Liabilities	19,892	16,189

Long Term Liabilities
Note Payable - Shareholder	27,326	24,133

Total Long Term Liabilities	27,326	24,133

Total Liabilities	47,218	40,322

Stockholders' Deficit
Preferred Stock - 5,000,000 shares	-	-
authorized at $0.01 par; 0 shares
issued and outstanding (Series A
Convertible)

Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,045,000 shares issued and outstanding, respectively	23,450	23,450

Paid-in Capital	123,762	123,762

Deficit Accumulated during the development stage	(169,388)	(161,254)

Total Stockholders' Equity (Deficit)	(22,176)	(14,042)

Total Liabilities and Stockholders' Deficit	$25,042	$26,280

See accompanying notes to financial statements.

4th Grade Films, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended September 30, 2010 and 2009, and
For the Period from Inception [April 25, 2007] through September 30, 2010
(Unaudited)

	For the	For the
	Three Months	Three Months	Since Inception
	Ended	Ended	through
	9/30/2010	9/30/2009	6/30/2010

Revenues	$-	$-	$-

Operating Expenses
Professional Expenses	5,627	5,198	65,732
SG&A	1,863	225	23,509
Impairment of unamortized film -
development costs	-	75,323	75,323

Total Operating Expenses	7,490	80,746	164,564

Net Income/(Loss) from Operations	(7,490)	(80,746)	(164,564)

Interest Income	-	-	-
Interest Expense	(644)	(340)	(4,424)

Net Loss Before Income Taxes	(8,134)	(81,086)	(168,988)

Provision for Income Taxes	-	-	400

Net Loss	$(8,134)	$(81,086)	$(169,388)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.03)	$(0.09)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000	1,806,645

See accompanying notes to financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended September 30, 2010 and 2009, and
For the Period from Inception [April 25, 2007] through September 30, 2010
 (Unaudited)

	For the	For the
	Three Months	Three Months	Since Inception
	Ended	Ended	through
	9/30/2010	9/30/2009	9/30/2010

Net Loss	$(8,134)	$(81,086)	$(169,388)

Adjustments to reconcile net loss to net cash
Provided/(Used) by Operating Activities:

Impairment of capitalized film development costs	$-	$75,323	$75,323
Additions to Capitalized Film Costs	-	-	(100,149)
(Increase)/Decrease in Prepaid Expenses	625	(6,250)	-
Increase/(Decrease) in Accounts Payable	3,478	1,984	17,092
Increase/(Decrease) in Accrued Liabilities - related party	225	225	2,700
Increase/(Decrease) in Income Taxes Payable	-	-	100
Accrued Interest included in Notes Payable Balance	644	340	4,424
Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212

Net Cash Used for Operating Activities	(3,162)	(9,464)	(164,686)

Cash Provided by Financing Activities

Proceeds from Loan from Shareholder	2,549	8,964	42,903
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000

Net Cash from Financing Activities	2,549	8,964	164,903

Net Decrease in cash	(613)	(500)	217

Beginning Cash Balance	830	1,683	-

Ending Cash Balance	$217	$1,183	$217

Supplemental Schedule of Cash Flow Activities

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$300
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2010
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The results of operations for the period ended September 30, 2010, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The  Company  has  accumulated  losses  since  inception,  has minimal assets,  and has a net  operating  loss of $8,134 for the three months ended September 30, 2010 .  Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community.  The financial statements do not include any   adjustments that might   result from the outcome of this uncertainty.

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

As of September 30, 2010, James Doolin, the Company's President and director, loaned the Company an aggregate of $16,790 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2011.  As of September 30, 2010, the outstanding note payable balance to the shareholder was $20,727, including accrued interest. From inception through September 30, 2010 the Company accrued interest of $3,937 on the note.

As of September 30, 2010, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $6,113 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2011.  As of September 30, 2010, the outstanding note payable balance to the shareholder was $6,599, including accrued interest.  As of September 30, 2010 the Company has accrued interest of $487 on the note.

As of September 30, 2010, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space from the Company’s President at a cost of $75 per month. The Company has accrued $2,700 in unpaid rental fees from this arrangement.

NOTE 4 FILM COSTS
Film costs consisted of the following as of September 30, 2010:

Films:

Released	$24,825
Completed, not released	-
In Production	-
In Development, or Preproduction	-

Total	$24,825

During the year ended June 30, 2010, management determined that the unamortized costs of the film exceeded the net realizable value for the film. Accordingly, the Company recognized an impairment charge of $75,323 on the film.

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

The Company capitalized the $7,500 upfront costs as a prepaid expense and expensed it over a 12 month period. The Company expensed the final $625 of the prepaid expense in the quarter ended September 30, 2010.

NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This Statement had no impact on the financial statements of the Company upon adoption.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

NOTE 7 SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has concluded that no recognized or non-recognized subsequent events have occurred since the quarter ended September 30, 2010.

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

During the quarter ended September 30, 2010, the Company developed a new website 4thgradefilms.com and also produced a new short-format film, Moist Nights (the “Short-Film” or “Moist Nights”). The website was developed to provide additional marketing efforts for the St. Julian film, which was released by Vanguard Cinema on August 24, 2010. In addition to the website the Company also developed a youtube channel and facebook page to promote the Company’s current and future projects. Along with the website and social-media marketing the Company produced Moist Nights as a promotional video to showcase St. Julian. The Company does not anticipate in generating any revenue directly from Moist Nights.

The Company will continue seeking opportunities developing, financing, producing, marketing and distributing additional media content. The Company does not currently have any projects in production, but plans to begin pre-production of another film project within the next twelve months. The Company’s management may advance the Company monies, not to exceed $50,000, to finance future projects or fund working capital requirements. The monies advanced from the Company’s management will be non-secured loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm’s length transaction.  The Company is also seeking financing from outside sources to fund future projects. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place and can provide no assurance that it will be able to obtain such funds.

The Company has accumulated losses since inception and has not been able to generate profits from operations. As mentioned above, the Company signed a distribution agreement with Vanguard Cinema to distribute St. Julian through various media channels throughout the United States, Puerto Rico and Canada. The Company anticipates receiving revenue from this distribution agreement, but can provide no assurance that revenue generated will be sufficient to fund future operating activities. Operating capital, including the proceeds to finance the Film has been raised through the Company’s shareholders and management.

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

Results of Operations

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Operating Results – Overview

The three month period ended September 30, 2010, resulted in a net loss of $8,134.  The Basic Loss per Share for the three month period ended September 30, 2010 was ($0.01).  Details of changes in revenues and expenses can be found below.

Operating Results – Revenue

The Company has not generated a profit since inception.  The Company generated a net loss of $8,134 and no revenue for the quarter ended September 30, 2010. For the quarter ended September 30, 2009 the Company generated no revenue and a net loss of $81,086.  The Company will not provide any forecasts of future earnings or profitability.  The future success of the Company cannot be ascertained   with any certainty,   the Company signed a distribution agreement with Vanguard Cinema to distribute St. Julian through various media channels throughout the United States, Puerto Rico and Canada. The Company anticipates receiving revenue from this distribution agreement, but can provide no assurance or forecast of revenue that will be generated from this agreement.

Operating Results – Cost of Goods Sold / Cost of Sales

Cost of sales was $0 for the three month period ended September 30, 2010 and 2009.  The Company did not generate any revenue for the periods ended September 30, 2010 and 2009, and therefore did not incur any expenses related to revenue.

Operating Results – Operating Expenses

Operating expense for the three month period ended September 30, 2010, was $7,490 compared with $80,746 for the three month period ended September 30, 2009. Operating expenses included professional fees, general administrative expenses, and impairment of unamortized films costs.

The Company's professional fees include accounting, legal fees, website development, film production, and distribution sales agent fee.

Accounting expenses incurred in the three month period ended September 30, 2010 totaled $5,200 and $3,174 for the period ended September 30, 2009.

The Company incurred $427 in legal fees in the quarter ended September 30, 2010 compared to $774 in legal fees in the quarter ended September 30, 2009.

The Company incurred $610 in website development expenses in the quarter ended September 30, 2010 and $0 in the quarter ended September 30, 2009. The Company also incurred $400 in post-production expenses in the quarter ended September 30, 2010 and $0 in the quarter ended September 30, 2009.

The Company incurred expenses associated with Circus Road Films, Inc., a distribution sales agent, engaged to market the Film. The Company capitalized the $7,500 upfront costs as a prepaid expense and expensed it over a 12 month period. The Company expensed the final $625 of the prepaid expense in the quarter ended September 30, 2010 and $1,250 in the quarter ended September 30, 2009.

The Company incurred $228 in other general and administrative expenses for the three month period ended September 30, 2010 and $883 in other general and administrative expenses for the three month period ended September 30, 2009.

The Company incurred $0 expenses in regards to the impairment of unamortized film costs in the quarter ended September 30, 2010. During the quarter ended September 30, 2009, the Company determined that the unamortized costs of the film exceeded the net realizable value for the Film. Accordingly, the Company recognized an impairment charge of $75,323 on the film.

The Company estimates annual accounting expenses to be approximately $9,000. Management estimates legal expenses for the fiscal year to be approximately $5,000.

Operating Results – Interest Expenses

The Company  incurred  $644 in  interest  expense  for the  quarter  ended September 30, 2010 and $340 in interest  expense for the quarter  ended  September 30, 2009.  The increase in interest expense for the quarter ended September 30, 2010, was attributed to an increase in the outstanding loan balance from James Doolin, the Company's President and director, and Michael Doolin, a shareholder of the Company.

Liquidity and Capital Requirements

As of September 30, 2010, the Company had no accounts receivable, $19,892 in accounts payable and accrued liabilities.  The Company had no inventory as of September 30, 2010, but has capitalized film development costs of $24,825.

The Company has a cash balance of $217 as of September 30, 2010.  Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company’s management will continue to advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  Currently a member of the Company’s management has loaned the Company approximately $16,790 in principal, and a shareholder has loaned the Company $6,113 in principal. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

4TH GRADE FILMS, INC.
(Issuer)

Date:	November 9, 2010	By:	/s/James Doolin
James Doolin, Principal Financial Officer / President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 9, 2010	By:	/s/Shane Thueson
Shane Thueson, Principal Executive Officer, Vice President & Director