Form 10-Q
period 2010-12-31
4th Grade Films Inc
filed 2011-02-08
CIK 1400683

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 8, 2011
Common Capital Voting Stock, $0.01 par value per share	2,345,000 shares

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

December 31, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Balance Sheets
December 31, 2010 and June 30, 2010

	12/31/2010	6/30/2010
	[unaudited]	[audited]

ASSETS
Assets

Current Assets
Cash	$97	$830
Accounts Receivable	737	-
Prepaid Expenses	-	625
Total current assets	834	1,455
Film Costs	24,088	24,825

Total Assets	$24,922	$26,280

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities

Current Liabilities
Accounts Payable	$12,392	$13,614
Accrued Liabilities - related party	2,925	2,475
Income Taxes Payable	-	100
Total Current Liabilities	15,317	16,189

Long Term Liabilities
Note Payable - Shareholder	34,539	24,133
Total Long Term Liabilities	34,539	24,133

Total Liabilities	49,856	40,322

Stockholders' Deficit
Preferred Stock - 5,000,000 shares authorized at $0.01 par;	-	-
0 shares issued and outstanding (Series A Convertible)

Common Stock - 50,000,000 shares autorized at $0.01 par;
2,345,000 and 2,345,000 shares issued and outstanding, respectively	23,450	23,450

Paid-in Capital	123,762	123,762

Deficit Accumulated during the development stage	(172,146)	(161,254)

Total Stockholders' Equity (Deficit)	(24,934)	(14,042)

Total Liabilities and Stockholders' Deficit	$24,922	$26,280

See accompanying notes to financial statements.

4th Grade Films, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended December 31, 2010 and 2009, and
For the Period from Inception [April 25, 2007] through December 31, 2010
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months	Since Inception
	Ended	Ended	Ended	Ended	through
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2010

Revenues	$737	-	$737	-	$737
Cost of Revenues	737	-	737	-	737
Gross Profit	-	-	-	-	-

Operating Expenses
Professional Expenses	1,587	3,536	7,214	8,734	67,319
SG&A	445	2,253	2,308	2,478	23,954
Impairment of unamortized film -
development costs	-	-	-	75,323	75,323

Total Operating Expenses	2,032	5,789	9,522	86,535	166,596

Net Income/(Loss) from Operations	(2,032)	(5,789)	(9,522)	(86,535)	(166,596)

Interest Income	-	-	-	-	-
Interest Expense	(726)	(414)	(1,370)	(798)	(5,150)

Net Loss Before Income Taxes	(2,758)	(6,203)	(10,892)	(87,333)	(171,746)

Provision for Income Taxes	-	-	-	-	400

Net Loss	$(2,758)	$(6,203)	$(10,892)	$(87,333)	$(172,146)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)	$(0.09)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000	2,345,000	2,345,000	1,843,415

See accompanying notes to financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended December 31, 2010 and 2009, and
For the Period from Inception [April 25, 2007] through December 31, 2010
 (Unaudited)

	For the	For the
	Six Months	Six Months	Since Inception
	Ended	Ended	through
	12/31/2010	12/31/2009	12/31/2010

Net Loss	$(10,892)	$(87,333)	$(172,146)

Adjustments to reconcile net loss to net cash
Provided/(Used) by Operating Activities:

Impairment of capitalized film development costs	-	75,323	75,323
Additions to Capitalized Film Costs	-	-	(100,149)
Amortization of Film Costs	737	-	737
(Increase)/Decrease in Accounts Receivable	(737)		(737)
(Increase)/Decrease in Prepaid Expenses	625	(4,496)	-
Increase/(Decrease) in Accounts Payable	(1,222)	(11)	12,392
Increase/(Decrease) in Accrued Liabilities - related party	450	450	2,925
Increase/(Decrease) in Income Taxes Payable	(100)	(100)	-
Accrued Interest included in Notes Payable Balance	1,370	798	5,150
Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212

Net Cash Used for Operating Activities	(9,769)	(15,369)	(171,293)

Cash Provided by Financing Activities

Proceeds from Loan from Shareholder	9,036	13,964	49,390
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000

Net Cash from Financing Activities	9,036	13,964	171,390

Net Decrease in cash	(733)	(1,405)	97

Beginning Cash Balance	830	1,683	-

Ending Cash Balance	$97	$278	$97

Supplemental Schedule of Cash Flow Activities

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$400
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2010
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The results of operations for the period ended December 31, 2010, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The  Company  has  accumulated  losses  since  inception,  has minimal assets,  and has a net  operating  loss of $2,758 for the three months ended December 31, 2010.  Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community.  The financial statements do not include any   adjustments that might result from the outcome of this uncertainty.

NOTE 3 REVENUE RECOGNITION

The Company recognizes revenue from the distribution of its films when earned and reported to it by its distributor, Vanguard International Cinema.  The Company recognizes revenues derived from its feature films net of reserves for returns, rebates and other incentives after the distributor has retained a distribution fee as a percentage of revenue.

Because a third party is the principal distributor of the Company’s films, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from the distributor.  As is typical in the film industry, the distributor may make adjustments in future periods to information previously provided to the Company that could have a material impact on the Company’s operating results in later periods.  Furthermore, management may, in its judgment, make material adjustments in future periods to the information reported by the distributor to ensure that revenues are accurately reflected in the Company’s financial statements.  To date, the distributor has not made subsequent, nor has the Company made, material adjustments to information provided by the distributor and used in the preparation of the Company’s historical financial statements.

NOTE 4 DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

Effective April 1, 2008, the directors resolved to suspend payment of $1,000 per year to each member of the board of directors.  The Compensation was paid semi-annually, with the first $500 payment made on October 1, 2007 and the subsequent $500 payment paid on March 1, 2008. The payment to the Directors will be reinstated once the Company generates positive operating cash flow.

As of December 31, 2010, James Doolin, the Company's President and director, loaned the Company an aggregate of $23,277 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2011. As of December 31, 2010, the outstanding note payable balance to the shareholder was $27,773, including accrued interest. From inception through December 31, 2010 the Company accrued interest of $4,497 on the note.

As of December 31, 2010, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $6,113 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2011.  As of December 31, 2010, the outstanding note payable balance to the shareholder was $6,766, including accrued interest.  As of December 31, 2010 the Company has accrued interest of $653 on the note.

As of December 31, 2010, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space from the Company’s President at a cost of $75 per month. The Company has accrued $2,925 in unpaid rental fees from this arrangement.

NOTE 5 FILM COSTS

Film costs consisted of the following as of December 31, 2010:

	December 31, 2010	June 30, 2010

Opening Balance	$24,825	$24,825
Additions	-	-
	$24,825	$24,825
Amortization	(737)	-
Ending Balance	$24,088	$24,825

Development/Preproduction	$-	$-
Production	-	-
Completed not released	-	24,825
Completed released	24,088	-
	$24,088	$24,825

The production cost of the Company’s feature films are stated at the lower of cost less accumulated amortization, or fair value. Once a film is released, film costs are amortized in the proportion that the revenue during the period for each title (Current Revenue) bears to the estimated remaining total revenue to be received from all sources for each title (Ultimate Revenue) as of the beginning of the current fiscal period. The amount of film costs that is amortized each period will depend on the ratio of Current Revenue to Ultimate Revenue for each film for such period. The Company makes certain estimates and judgments of Ultimate Revenue to be received for each title based on information received from its distributor and its knowledge of the industry. Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically in the ordinary course of business and are revised if necessary.  A change in any given period to the Ultimate Revenue for an individual title will result in an increase or decrease to the percentage of amortization of capitalized film costs and accrued participation and residual costs relative to a previous period.

Amortization of capitalized film costs was $737 during the quarter ended December 31, 2010.

NOTE 6 PREPAID EXPENSES

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

NOTE 7 RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 8 SUBSEQUENT EVENTS

The Company signed a foreign distribution agreement with Vanguard International Cinema (“Vanguard”) February 1, 2011. The agreement grants Vanguard the exclusive worldwide rights to sell, license, sub-license, and distribute the Company’s film, Four Stories of St. Julian, with the exception of the United States, Canada and Puerto Rico, which Vanguard licensed in a previous agreement.

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

4th Grade produced a feature-length film, Four Stories of St. Julian (the “Film” or “St. Julian”). The company recently signed a distribution agreement for Four Stories of St. Julian with Vanguard Cinema and granting the exclusive right to distribute the film in all DVD, digital and television markets in the United States, Puerto Rico, and Canada.   4th Grade continues to seek new film projects and plans to begin pre-production of another film project within the next twelve months.

During the quarter ended September 30, 2010, the Company developed a new website 4thgradefilms.com and also produced a new short-format film, Moist Nights (the “Short-Film” or “Moist Nights”). The website was developed to provide additional marketing efforts for the St. Julian film, which was released by Vanguard Cinema on August 24, 2010. In addition to the website the Company also developed a youtube channel and facebook page to promote the Company’s current and future projects. Along with the website and social-media marketing the Company produced Moist Nights as a promotional video to showcase St. Julian. The Company does not anticipate generating any revenue directly from Moist Nights.

During the quarter ended December 31, 2010, the Company continued to build awareness through its social networking efforts through the Company’s website, youtube channel and facebook page. The Company also continued to seek a distributor to license St. Julian to all worldwide markets with the exception of United States, Canada and Puerto Rico, which have already been licensed.

On February 1, 2011, the Company signed a foreign distribution agreement granting Vanguard International Cinema (“Vanguard”) the exclusive worldwide rights to sell, license, sub-license, and distribute the Company’s film, Four Stories of St. Julian, with the exception of the United States, Canada and Puerto Rico, which Vanguard licensed in a previous agreement. The Company licensed all media rights to Vanguard including Home Video, DVD, VOD, Broadcast Television, Satellite Television, Cable Television, Hospitality Television, Educational, Institutional, Theatrical, Pay Per View, IP, and mobile.

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

The Company has accumulated losses since inception and has not been able to generate profits from operations. As mentioned above, the Company signed a distribution agreement with Vanguard Cinema to distribute St. Julian through various media channels throughout the United States, Puerto Rico and Canada. Effective February 1, 2011 the Company signed a foreign distribution agreement to distribution St. Julian to all other worldwide markets. The Company received $737 in revenue for the quarter ended December 31, 2010 The Company can provide no assurance that revenue generated will be sufficient to fund future operating activities. Operating capital, including the proceeds to finance the Film has been raised through the Company’s shareholders and management.

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

Results of Operations

Three Months Ended December 31, 2010 compared to Three Months Ended December 31, 2009

Operating Results – Overview

The three month period ended December 31, 2010, resulted in a net loss of $2,758.  The Basic Loss per Share for the three month period ended December 31, 2010 was ($0.01).  Details of changes in revenues and expenses can be found below.

Operating Results – Revenue

In the quarter ended December 31, 2010 the Company generated $737 in revenue from a distribution agreement the Company has with its film St. Julian. The Company generated a net loss of $2,758 for the quarter ended December 31, 2010. For the quarter ended December 31, 2009 the Company generated no revenue and a net loss of $6,203.  The Company will not provide any forecasts of future earnings or profitability.  The future success of the Company cannot be ascertained   with any certainty. Through two different distribution agreements with Vanguard Cinema the Company has licensed the rights of St. Julian to be distributed through various media channels throughout the world. The Company has received nominal revenue from this distribution agreement, and can provide no assurance or forecast of revenue that will be generated from this agreement in the future.

Operating Results – Cost of Goods Sold / Cost of Revenues

Cost of revenues was $737 for the three month period ended December 31, 2010.  Cost of revenues includes amortization of film production costs of $737.

Operating Results – Operating Expenses

Operating expense for the three month period ended December 31, 2010, was $2,032 compared with $5,789 for the three month period ended December 31, 2009. Operating expenses included professional fees, general administrative expenses, and impairment of unamortized films costs.

The Company's professional fees include accounting, legal fees, website development, film production, and distribution sales agent fee.

Accounting expenses incurred in the three month period ended December 31, 2010 totaled $1,587 and $3,536 for the period ended December 31, 2009.

The Company incurred $0 in legal fees in the quarter ended December 31, 2010 compared to $0 in legal fees in the quarter ended December 31, 2009.

The Company incurred $200 in website development expenses in the quarter ended December 31, 2010 and $0 in the quarter ended December 31, 2009. The Company also incurred $0 in post-production expenses in the quarter ended December 31, 2010 and $0 in the quarter ended December 31, 2009.

The Company incurred expenses associated with Circus Road Films, Inc., a distribution sales agent, engaged to market the Film. The Company capitalized the $7,500 upfront costs as a prepaid expense and expensed it over a 12 month period. The Company expensed the final $625 of the prepaid expense in the quarter ended September 30, 2010. The Company amortized $1,250 of prepaid expenses in the quarter ended December 31, 2009.

The Company incurred $445 in other general and administrative expenses for the three month period ended December 31, 2010 and $2,253 in other general and administrative expenses for the three month period ended December 31, 2009.  The decrease in expenses for December 31, 2010 compared to the same period in 2009 is due to the completion of the agreement with Circus Road Films, which had been completely expensed in prior periods over the term of the contract.

The Company estimates annual accounting expenses to be approximately $10,000. Management estimates legal expenses for the fiscal year to be approximately $5,000.

Operating Results – Interest Expenses

The Company  incurred  $726 in  interest  expense  for the  quarter  ended December 31, 2010 and $414 in interest  expense for the quarter  ended  December 31, 2009.  The increase in interest expense for the quarter ended December 31, 2010, was attributed to an increase in the outstanding loan balance from James Doolin, the Company's President and director, and Michael Doolin, a shareholder of the Company.

Liquidity and Capital Requirements

As of December 31, 2010, the Company had accounts receivable of $737, $15,317 in accounts payable and accrued liabilities.  The Company had no inventory as of December 31, 2010, but has capitalized film development costs of $24,088.

The Company has a cash balance of $97 as of December 31, 2010.  Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company’s management will continue to advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  Currently a member of the Company’s management has loaned the Company approximately $23,277 in principal, and a shareholder has loaned the Company $6,113 in principal. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.
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

4TH GRADE FILMS, INC.
(Issuer)

Date:	February 08 2011	By:	/s/James Doolin
James Doolin, Principal Financial Officer / President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 08, 2011	By:	/s/Shane Thueson
Shane Thueson, Principal Executive Officer, Vice President & Director