Form 10-Q
period 2011-03-31
4th Grade Films Inc
filed 2011-05-11
CIK 1400683

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 11, 2011
Common Capital Voting Stock, $0.01 par value per share	2,345,000 shares

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

March 31, 2011
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Balance Sheets
March 31, 2011 and June 30, 2010

	3/31/2011	6/30/2010
	[unaudited]	[audited]
ASSETS

Assets
Current Assets
Cash	$15	$830
Accounts Receivable	987	-
Prepaid Expenses	-	625
Total current assets	1,002	1,455
Film Costs	23,838	24,825

Total Assets	$24,840	$26,280

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$15,111	$13,614
Accrued Liabilities - related party	3,150	2,475
Income Taxes Payable	-	100
Total Current Liabilities	18,261	16,189

Long Term Liabilities
Note Payable - Shareholder	44,670	24,133

Total Long Term Liabilities	44,670	24,133

Total Liabilities	62,931	40,322

Stockholders' Deficit
Preferred Stock - 5,000,000 shares	-	-
authorized at $0.01 par; 0 shares
issued and outstanding (Series A
Convertible)
Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,345,000 shares issued and outstanding, respectively	23,450	23,450

Paid-in Capital	123,762	123,762
Deficit Accumulated during the development stage	(185,303)	(161,254)

Total Stockholders' Equity (Deficit)	(38,091)	(14,042)

Total Liabilities and Stockholders' Deficit	$24,840	$26,280

See accompanying notes to financial statements.

4th Grade Films, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended March 31, 2011 and 2010, and
For the Period from Inception [April 25, 2007] through March 31, 2011
(Unaudited)

	For the	For the	For the	For the
	Three	Three	Nine	Nine	Since
	Months	Months	Months	Months	Inception
	Ended	Ended	Ended	Ended	through
	3/31/2011	3/31/2010	3/31/2011	3/31/2010	3/31/2011

Revenues	$250	-	$987	-	$987
Cost of Revenues	250	-	987	-	987
Gross Profit	-	-	-	-	-

Operating Expenses
Professional Expenses	3,669	1,822	10,883	10,556	70,988
SG&A	8,502	2,100	10,810	4,578	32,456
Impairment of unamortized
film - development costs	-	-	-	75,323	75,323

Total Operating Expenses	12,171	3,922	21,693	90,457	178,767

Net Income/(Loss) from Operations	(12,171)	(3,922)	(21,693)	(90,457)	(178,767)

Interest Income	-	-	-	-	-
Interest Expense	(986)	(533)	(2,356)	(1,331)	(6,136)

Net Loss Before Income Taxes	(13,157)	(4,455)	(24,049)	(91,788)	(184,903)

Provision for Income Taxes	-	-	-	-	400

Net Loss	$(13,157)	$(4,455)	$(24,049)	$(91,788)	$(185,303)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)	$(0.10)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000	2,345,000	2,345,000	1,874,830

See accompanying notes to financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended March 31, 2011 and 2010, and
For the Period from Inception [April 25, 2007] through March 31, 2011
 (Unaudited)

	For the	For the
	Nine	Nine	Since
	Months	Months	Inception
	Ended	Ended	through
	3/31/2011	3/31/2010	3/31/2011

Net Loss	$(24,049)	$(91,788)	$(185,303)

Adjustments to reconcile net loss to net cash
Provided/(Used) by Operating Activities:

Impairment of capitalized film development costs	-	75,323	75,323
Additions to Capitalized Film Costs	-	-	(100,149)
Amortization of Film Costs	987	-	987
(Increase)/Decrease in Accounts Receivable	(987)	-	(987)
(Increase)/Decrease in Prepaid Expenses	625	(2,500)	-
Increase/(Decrease) in Accounts Payable	1,497	2,343	15,111
Increase/(Decrease) in Accrued Liabilities - related party	675	675	3,150
Increase/(Decrease) in Income Taxes Payable	(100)	(100)	-
Accrued Interest included in Notes Payable Balance	2,356	1,330	6,136
Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212

Net Cash Used for Operating Activities	(18,996)	(14,717)	(180,520)

Cash Provided by Financing Activities

Proceeds from Loan from Shareholder	18,181	13,964	58,535
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000

Net Cash from Financing Activities	18,181	13,964	180,535

Net Decrease in cash	(815)	(753)	15

Beginning Cash Balance	830	1,683	-

Ending Cash Balance	$15	$930	$15

Supplemental Schedule of Cash Flow Activities

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$400
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2011
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The results of operations for the period ended March 31, 2011, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The  Company  has  accumulated  losses  since  inception,  has minimal assets,  and has a net loss of $13,157 for the three months ended March 31, 2011.  Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community.  The financial statements do not include any   adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2011, James Doolin, the Company's President and director, loaned the Company an aggregate of $31,972 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2014.  As of March 31, 2011, the outstanding note payable balance to the shareholder was $37,281, including accrued interest.  From inception through March 31, 2011 the Company accrued interest of $5,309 on the note.

As of March 31, 2011, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $6,563 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2014.  As of March 31, 2014, the outstanding note payable balance to the shareholder was $7,389, including accrued interest.  As of March 31, 2011 the Company has accrued interest of $826 on the note.

As of March 31, 2011, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space from the Company's President at a cost of $75 per month.  The Company has accrued $3,150 in unpaid rental fees from this arrangement.

NOTE 5 FILM COSTS

Film costs consisted of the following as of March 31, 2011:

	March 31, 2011	June 30, 2010

Opening Balance	$24,825	$24,825
Additions	-	-
	$24,825	$24,825
Amortization	(987)	-
Ending Balance	$23,838	$24,825

Development/Preproduction	$-	$-
Production	-	-
Completed not released	-	24,825
Completed released	23,838	-
	$23,838	$24,825

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

Amortization of capitalized film costs was $987 during the quarter ended March 31, 2011.

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

During the quarter ended March 31, 2011, the Company continued to build awareness through its social networking efforts through the Company’s website, youtube channel and facebook page. On February 1, 2011, the Company signed a foreign distribution agreement granting Vanguard International Cinema (“Vanguard”) the exclusive worldwide rights to sell, license, sub-license, and distribute the Company’s film, Four Stories of St. Julian, with the exception of the United States, Canada and Puerto Rico, which Vanguard licensed in a previous agreement. The Company licensed all media rights to Vanguard including Home Video, DVD, VOD, Broadcast Television, Satellite Television, Cable Television, Hospitality Television, Educational, Institutional, Theatrical, Pay Per View, IP, and mobile.

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

The Company has accumulated losses since inception and has not been able to generate profits from operations. As mentioned above, the Company signed a distribution agreement with Vanguard Cinema to distribute St. Julian through various media channels throughout the United States, Puerto Rico and Canada. Effective February 1, 2011 the Company signed a foreign distribution agreement to distribute St. Julian to all other worldwide markets. The Company received $987 in revenue for the quarter ended March 31, 2011. The Company can provide no assurance that revenue generated will be sufficient to fund future operating activities. Operating capital, including the proceeds to finance the Film has been raised through the Company’s shareholders and management.

The Company’s plan of operation for the next twelve months will continue to be managed and operated solely by the Company’s officers and directors. Other than the Company officers and directors the Company does not have any employees nor does it anticipate hiring any employees over the next twelve months.

The Company has not been able to generate positive cash flow from operations since inception. This along with the above mentioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol FHGR.

Results of Operations

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

Operating Results – Overview

The three month period ended March 31, 2011, resulted in a net loss of $13,157.  The Basic Loss per Share for the three month period ended March 31, 2011 was ($0.01).  Details of changes in revenues and expenses can be found below.

Operating Results – Revenue

In the quarter ended March 31, 2011 the Company generated $250 in revenue from a distribution agreement the Company has with its film St. Julian. The Company generated a net loss of $13,157 for the quarter ended March 31, 2011. For the quarter ended March 31, 2010 the Company generated no revenue and a net loss of $4,455.  The Company will not provide any forecasts of future earnings or profitability.  The future success of the Company cannot be ascertained   with any certainty. Through two different distribution agreements with Vanguard Cinema the Company has licensed the rights of St. Julian to be distributed through various media channels throughout the world. The Company has received nominal revenue from this distribution agreement, and can provide no assurance or forecast of revenue that will be generated from this agreement in the future.

Operating Results – Cost of Goods Sold / Cost of Revenues

Cost of revenues was $250 for the three month period ended March 31, 2011.  Cost of revenues includes amortization of film production costs of $250.

Operating Results – Operating Expenses

Operating expense for the three month period ended March 31, 2011, was $12,171 compared with $3,922 for the three month period ended March 31, 2010. Operating expenses included professional fees, general administrative expenses, and impairment of unamortized films costs.

The Company's professional fees include accounting, legal fees, website development, film production, and distribution sales agent fee.

Accounting expenses incurred in the three month period ended March 31, 2011 totaled $1,500 and $1,822 for the period ended March 31, 2010.

The Company incurred $2,169 in legal fees in the quarter ended March 31, 2011 compared to $0 in legal fees in the quarter ended March 31, 2010. The increase in legal fees for the quarter ended March 31, 2011 can be attributed to the Company’s legal counsel’s review of a press release on Form 8-K filed February 8, 2011 and review of various documents and preparation of a legal opinion regarding the Company’s DTC Eligibility filing.

The Company incurred $355 in post-production deliverable requirements as per the foreign distribution agreement of the Film in the quarter ended March 31, 2011 and $0 in the quarter ended March 31, 2010. The Company did not incur any post-production expenses in the quarter ended March 31, 2010.

The Company incurred $8,147 in other general and administrative expenses for the three month period ended March 31, 2011 and $2,100 in other general and administrative expenses for the three month period ended March 31, 2010. The increase in expenses in the quarter ended March 31, 2011 was associated with the Company’s DTC Eligibility Filing in the amount of $7,500.

The Company estimates annual accounting expenses to be approximately $10,000. Management estimates legal expenses for the fiscal year to be approximately $5,000.

Operating Results – Interest Expenses

The Company  incurred  $986 in  interest  expense  for the  quarter  ended March 31, 2011 and $533 in interest  expense for the quarter  ended  March 31, 2010.  The increase in interest expense for the quarter ended March 31, 2011, was attributed to an increase in the outstanding loan balance from James Doolin, the Company's President and director, and Michael Doolin, a shareholder of the Company.

Liquidity and Capital Requirements

As of March 31, 2011, the Company had accounts receivable of $987 and $18,261in accounts payable and accrued liabilities.  The Company had no inventory as of March 31, 2011, but has capitalized film development costs of $23,838.

The Company has a cash balance of $15 as of March 31, 2011.  Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company’s management will continue to advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  Currently the Company’s President, James Doolin, has loaned the Company approximately $31,972 in principal, and a shareholder, Michael Doolin, has loaned the Company $6,563 in principal. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

4TH GRADE FILMS, INC.
(Issuer)

Date:	05/11/11	By:	/s/James Doolin
James Doolin, Principal Financial Officer / President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	05/11/11	By:	/s/Shane Thueson
Shane Thueson, Principal Executive Officer, Vice President & Director