Form 10-K
period 2011-06-30
4th Grade Films Inc
filed 2011-09-27
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2011

or

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

The market value of the voting stock held by non-affiliates was $100,000, based on 400,000 shares held by non-affiliates. These computations are based upon the bid price of $0.25 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on December 31, 2010. As of December 31, 2010, the Registrant had 2,345,000 shares of common stock outstanding.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

September 27, 2011:  Common - 2,345,000 shares.

Documents incorporated by reference: See Part IV, Item 15.

PART I

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

•
March 22, 2010 – Signed a distribution agreement for FOUR STORIES OF ST. JULIAN with Vanguard International Cinema (“Vanguard”) and granted the exclusive right to distribute the film in all DVD, digital and television markets in the United States, Puerto Rico, and Canada.

•
July 2010 to August 2010 – Developed a new website 4thgradefilms.com and also produced a new short-format film, Moist Nights (the “Short-Film” or “MOIST NIGHTS”). The website was developed to provide additional marketing efforts for FOUR STORIES OF ST. JULIAN. In addition to the website the Company also developed a Youtube channel and Facebook page to promote the Company’s current and future projects. Along with the website and social-media marketing the Company produced MOIST NIGHTS as a promotional video to showcase FOUR STORIES OF ST. JULIAN. The Company does not anticipate generating any revenue directly from MOIST NIGHTS.

•	August 24, 2010 – FOUR STORIES OF ST. JULIAN was released in the U.S. markets by Vanguard Cinema.
•
February 1, 2011 – Signed a foreign distribution agreement granting Vanguard the exclusive worldwide rights to sell, license, sub-license, and distribute FOUR STORIES OF ST. JULIAN with the exception of the United States, Canada and Puerto Rico, which Vanguard licensed in a previous agreement. The Company licensed all media rights to Vanguard including Home Video, DVD, VOD, Broadcast Television, Satellite Television, Cable Television, Hospitality Television, Educational, Institutional, Theatrical, Pay Per View, IP, and mobile.

•
March 2011 to June 2011 – Continued to promote awareness of FOUR STORIES OF ST. JULIAN through social networking efforts on Youtube, Facebook, and the Company’s website. The Company continues to work on obtaining license agreements for FOUR STORIES OF ST. JULIAN in both foreign and domestic markets through Vanguard.

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

Current Film Projects

4th Grade developed, financed and produced a feature-length film, FOUR STORIES OF ST. JULIAN (the “Film” or “St. Julian”). In March 2010, the Company signed a distribution agreement for FOUR STORIES OF ST. JULIAN with Vanguard Cinema and granting the exclusive right to distribute the film in all DVD, digital and television markets in the United States, Puerto Rico, and Canada.  In March 2011, the Company signed another distribution agreement with Vanguard granting the exclusive worldwide rights to sell, license, sub-license, and distribute FOUR STORIES OF ST. JULIAN with the exception of the United States, Canada and Puerto Rico, which Vanguard licensed in the above mentioned agreement. The Company licensed all media rights to Vanguard including Home Video, DVD, VOD, Broadcast Television, Satellite Television, Cable Television, Hospitality Television, Educational, Institutional, Theatrical, Pay Per View, IP, and mobile. The Company seeks new film projects and plans to begin pre-production of another film project within the next twelve months.

Distribution Methods of the Products or Services

Through its relationship with Circus Road Films, Vanguard Cinema and others, the Company distributes and/or licenses St. Julian to worldwide film distributors and retailers.

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

Dependence on One or a Few Major Customers

Currently the Company’s financial success relies on the success of the Company’s film content.  Currently the Company’s only produced content is St. Julian and the Company has signed two agreements with Vanguard conveying worldwide rights to distribute the film.

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

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  (REMOVED AND RESERVED)

We have not submitted a matter to a vote of our shareholders during the year ended June 30, 2011.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company shares are traded on the OTC Bulletin Board, the symbol is FHGR.  The Company shares have been quoted on the OTC Bulletin Board since April 28, 2009. The following quotes are through the most recent year end:

Period	High Bid	Low Bid

April 28, 2009 through June 30, 2010	$0.20	$0.20
July 1, 2009 through September 30, 2009	$0.20	$0.20
October 1, 2009 through December 31, 2009	$0.20	$0.20
January 1, 2010 through March 31, 2010	$0.20	$0.20
April 1, 2010 through June 30, 2011	$0.25	$0.25
July 1, 2010 through September 30, 2010	$0.25	$0.25
October 1, 2010 through December 31, 2010	$0.25	$0.25
January 1, 2011 through March 31, 2011	$0.25	$0.25
April 1, 2011 through June 30, 2011	$0.25	$0.25

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

The following information is provided as of June 30, 2011:

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

4th Grade produced a feature-length film, St. Julian, and has signed two distribution agreements for the Film with Vanguard Cinema.  One of the agreements grants the exclusive right to distribute the film in all DVD, digital and television markets in the United States, Puerto Rico, and Canada. The other agreement conveys worldwide media rights to Vanguard including Home Video, DVD, VOD, Broadcast Television, Satellite Television, Cable Television, Hospitality Television, Educational, Institutional, Theatrical, Pay Per View, IP, and mobile. The Company seeks new film projects and plans to begin pre-production of another film project within the next twelve months.

Results of Operations

Overview

The year ended June 30, 2011 resulted in a net loss of ($38,541).  The year ended June 30, 2010, resulted in a net loss of ($96,027).

The basic loss per share for the year ended June 30, 2011, was ($0.02) and a loss per share of ($0.04) for the year ended June 30, 2010. Details of changes in revenues and expenses can be found below.

Revenues

The Company has generated $1,019 in revenue from St. Julian from domestic U.S. sales.  The Film was released in domestic U.S. markets in August 2010. The Company plans to begin receiving revenue associated with the distribution and/or licensing of the Film in various international markets within the next twelve months; however, the Company cannot predict the amount of revenue it will receive from the distribution of the Film in either domestic or foreign markets.

Operating Expenses

Operating expense for the year ended June 30, 2011, decreased to $38,541 compared to $94,027 for the year ended June 30, 2010. The decrease can be attributed to the impairment of the unamortized film costs of $75,323 incurred during the 12 month period ended June 30, 2010.

Interest Expenses

Interest expense for the year ended June 30, 2011, was $3,475, compared to $1,915 for the year ended June 30, 2010. The outstanding Notes Payable balances were higher in the year ended June 30, 2011; therefore, the Company incurred greater interest expenses in 2011 compared with 2010.

Liquidity and Capital Resources

Balance Sheet Information:

The following information is a summary of our balance sheet as of June 30, 2011:

Summary Balance Sheet as of June 30, 2011
Total Current Assets	$1,118
Total Assets	13,530
Total Liabilities	66,113
Accumulated Deficit	(199,795)
Total Stockholders’ Deficit	(52,583)

As of June 30, 2011, our total current assets were $1,118 and consisted of cash and accounts receivable.

Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity the Company’s auditor believes that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  With monies that the Company’s management and a shareholder have agreed to advance the Company, through line of credit agreements, and its existing cash balance of $99, as of June 30, 2011, the Company deems that it has adequate resources for the Company’s planned operations for the next 12 months.

Management anticipates average monthly expenditures to range between $1,000 and $1,500 per month.  Management is unable to forecast the revenue that the Film will generate, but given the fact that the Company’s management has agreed to advance the Company monies not to exceed $100,000, the Company should have sufficient funds to continue to operate over the next twelve months.  If the Company needs funds in excess of these lines, it will be up to the Company’s management to raise such monies.  These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds.  There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

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
June 30, 2011

4th Grade Films, Inc.
[A Development Stage Company]

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	15

Balance Sheets - June 30, 2011 and 2010	16

Statements of Operations for the Years Ended June 30, 2011 and 2010 and for the period from inception [April 25, 2007] through June 30, 2011	17

Statements of Stockholders' Deficit for the period from inception [April 25, 2007] through June 30, 2011	18-19

Statements of Cash Flows for the Years Ended June 30, 2011 and 2010 and for the period from inception [April 25, 2007] through June 30, 2011	20

Notes to the Financial Statements	21-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
4th Grade Films, Inc.

We have audited the accompanying balance sheets of 4th Grade Films, Inc. [a development stage company] as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2011 and 2010 and for the period from inception [April 25, 2007] through June 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4th Grade Films, Inc. [a development stage company] as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years ended June 30, 2011 and 2010 and for the period from inception [April 25, 2007] through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ MANTYLA MCREYNOLDS LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
September 27, 2011

4th Grade Films, Inc.
[A Development Stage Company]
BALANCE SHEETS
June 30, 2011 and 2010

	6/30/2011	6/30/2010
ASSETS
Assets
Current Assets
Cash	$99	$830
Accounts Receivable	1,019	-
Prepaid Expenses	-	625
Total current assets	1,118	1,455
Film Costs	12,412	24,825
Total Assets	$13,530	$26,280

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$2,650	$2,148
Accrued Liabilities - related party	17,474	13,941
Income Taxes Payable	100	100
Total Current Liabilities	20,224	16,189
Long Term Liabilities
Note Payable - Shareholder	45,889	24,133
Total Long Term Liabilities	45,889	24,133
Total Liabilities	66,113	40,322
Stockholders' Deficit
Preferred Stock - 5,000,000 shares	-	-
authorized at $0.01 par; 0 shares
issued and outstanding (Series A
Convertible)

Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,345,000 shares issued and outstanding, respectively	23,450	23,450
Additional Paid-in Capital	123,762	123,762

Deficit Accumulated during the development stage	(199,795)	(161,254)
Total Stockholders' Deficit	(52,583)	(14,042)
Total Liabilities and Stockholders' Deficit	$13,530	$26,280

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
STATEMENTS OF OPERATIONS
For the years ended June 30, 2011 and 2010 and for the
period from Inception [April 25, 2007] through June 30, 2011

	For the	For the	Since
	Year	Year	Inception
	Ended	Ended	through
	6/30/2011	6/30/2010	6/30/2011

Revenues	$1,019	-	$1,019
Cost of Revenues	1,019	-	1,019
Gross Profit	-	-	-

Operating Expenses
Professional Expenses	14,711	10,661	74,816
SG&A	8,861	8,028	30,507
Impairment of unamortized film -
development costs	11,394	75,323	86,717

Total Operating Expenses	34,966	94,012	192,040

Net Income/(Loss) from Operations	(34,966)	(94,012)	(192,040)

Interest Income	-	-	-
Interest Expense - Related Party	(3,475)	(1,915)	(7,255)

Net Loss Before Income Taxes	(38,441)	(95,927)	(199,295)

Provision for Income Taxes	100	100	500

Net Loss	$(38,541)	$(96,027)	$(199,795)

Loss Per Share - Basic and Diluted	$(0.02)	$(0.04)	$(0.10)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000	1,902,830

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the period from Inception [April 25, 2007]
through June 30, 2011

					Additional		Total
	Preferred	Common	Preferred	Common	Paid-in	Retained	Stockholders
	Shares	Shares	Stock	Stock	Capital	Earnings	Deficit
Balance, April 24, 2007 (Inception)	-	-	$-	$-	$-	$-	$-

Issued common stock to shareholders for payment of expenses April 27, 2007 at $0.007 per share	-	745,000	-	7,450	(2,238)	-	5,212

Issued preferred shares to shareholders for cash, June 1, 2007 at $3.00 per share	30,000	-	300	-	89,700	-	90,000

Net Loss for the Period from 4/25/07 through 6/30/07	-	-	-	-	-	(5,326)	(5,326)

Balance, June 30, 2007	30,000	745,000	300	7,450	87,462	(5,326)	89,886

Issued common stock to shareholders for cash, June 1, 2008 at $0.04 per share	-	1,300,000	-	13,000	39,000	-	52,000

Net loss for the year Ended June 30, 2008		-		-	-	(30,796)	(30,796)

Balance, June 30, 2008	30,000	2,045,000	$300	$20,450	$126,462	$(36,122)	$111,090
[continued on next page]

4th Grade Films, Inc.
[A Development Stage Company]
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the period from Inception [April 25, 2007]
through June 30, 2011 [continued]

					Additional		Total
	Preferred	Common	Preferred	Common	Paid-in	Retained	Stockholders
	Shares	Shares	Stock	Stock	Capital	Earnings	Deficit

Preferred Shares converted to Common Shares, on a 10 Common Shares for each Preferred Share basis, on August 31, 2008	(30,000)	300,000	(300)	3,000		-

Net loss for the year Ended June 30, 2009		-		-	-	(29,105)	(29,105)

Balance, June 30, 2009	-	2,345,000	$-	$23,450	$12,362	$(65,227)	$81,985

Net loss for the year Ended June 30, 2010		-		-	-	(96,027)	(96,027)

Balance, June 30, 2010	-	2,345,000	$-	$23,450	$123,762	$(161,254)	$(14,042)

Net loss for the year Ended June 30, 2011		-		-	-	(38,541)	(38,541)

Balance, June 30, 2011	-	2,345,000	$-	$23,450	$123,762	$(199,795)	$(52,583)

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
STATEMENTS OF CASH FLOWS
For the years ended June 30, 2011 and 2010 and for the
period from Inception [April 25, 2007] through June 30, 2011

	For the	For the	Since
	Year	Year	Inception
	Ended	Ended	through
	6/30/2011	6/30/2010	6/30/2011

Cash Flows from Operating Activities
Net Loss	$(38,541)	$(96,027)	$(199,795)

Adjustments to reconcile net loss to net cash
Provided by/(Used in) by Operating Activities:

Impairment of capitalized film development costs	(11,394)	75,323	86,717
Additions to Capitalized Film Costs	-	-	(100,149)
Amortization of Film Costs	1,019	-	1,019
(Increase)/Decrease in Accounts Receivable	(1,019)	-	(1,019)
(Increase)/Decrease in Prepaid Expenses	625	(625)	-
Increase/(Decrease) in Accounts Payable	502	1,363	2,650
Increase/(Decrease) in Accounts Payable - related party	3,533	1,844	17,474
Increase/(Decrease) in Income Taxes Payable	-	-	100
Accrued Interest included in Notes Payable Balance	3,475	1,915	7,255
Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212

Net Cash Used in Operating Activities	(19,012)	(16,207)	(180,536)

Cash Flows from Financing Activities

Proceeds from Loan from Shareholder	18,281	15,354	58,635
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000

Net Cash from Financing Activities	18,281	15,354	180,635

Net Increase (Decrease) in cash	(731)	(853)	99

Beginning Cash Balance	830	1,683	-

Ending Cash Balance	$99	$830	$99

Supplemental Schedule of Cash Flow Activities

Cash paid for
Interest	$-	$-	$-
Income taxes	$100	$100	$400
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2011

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within general and administrative expenses for penalties and interest expense for interest. For the years ended June 30, 2011 and 2010, we did not have any interest or penalties relating to income taxes.

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

(d) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash.  The Company had $99 cash at June 30, 2011.

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

(f) Advertising

Advertising Costs are expensed as incurred. The total advertising expense for the years ended June 30, 2011 and 2010 was $0.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2011

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[continued]

(g) Revenue Recognition

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

(h) Accounts Receivable

The Company records an account receivable for revenue earned but net yet collected.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts is provided based on estimated losses.  The Company believes all accounts to be fully collectible as of June 30, 2011.

(i) Long-Lived Assets

The Company assesses impairment of long-lived assets whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. As a result of the Company’s analysis, an impairment charge of $11,394 and $75,323 was recorded at June 30, 2011 and 2010, respectively.

(j) Impact of New Accounting Standards

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the new guidance will have an impact on its financial position, results of operations or cash flows.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2011

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[continued]

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the new guidance will have an impact on its financial position, results of operations or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its financial statements. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future financial statements.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses from inception through June 30, 2011 of ($199,795), has minimal assets, and has negative working capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These factors may have potential adverse effects on the Company including the ceasing of operations. Management plans include developing film production opportunities or finding a well capitalized merger candidate to commence operations.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 FILM COSTS

Film costs consisted of the following as of June 30, 2011:

	June 30, 2011	June 30, 2010

Opening Balance	$24,825	$100,148
Additions	-	-
	$24,825	$100,148
Amortization	(1,019)	-
Impairment	(11,394)	(75,323)
Ending Balance	$12,412	$24,825

Development/Preproduction	$-	$-
Production	-	-
Completed not released	-	24,825
Completed released	12,412	-
	$12,412	$24,825

During the year ended June 30, 2011, management determined that the unamortized costs of the film exceeded the net realizable value for the film. Accordingly, the Company recognized an impairment charge of $11,394 on the film.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2011

NOTE 4 INCOME TAXES

The provision for income taxes consists of the following as of June 30, 2011 and 2010:

	6/30/2011	6/30/2010
FEDERAL
Current	$0	$0
Deferred	0	0
STATE
Current	100	100
Deferred	0	0
TOTAL PROVISION	$100	$100

Deferred income tax assets and liabilities at June 30, 2011 and 2009 consist of the following temporary differences:

	6/30/2011	6/30/2010
DEFERRED TAX ASSETS
Current	$0	$0
Noncurrent
Net operating losses	22,791	16,430
Related party interest	1,451	755
Film costs	15,716	15,065
Total noncurrent	39,958	32,250
Valuation Allowance	(39,958)	(32,350)
NET DEFERRED TAX ASSET	0	0
DEFERRED TAX LIABILITIES	0	0
NET DEFERRED TAXES	$0	$0

The Company’s valuation allowance has increased $7,608 during the year ended June 30, 2011. The income/franchise tax payable at June 30, 2011 of $100 is the minimum tax due to the State of Utah for the year ended June 30, 2011.

The following is a summary of federal net operating loss carryforwards and their expiration dates:

Amount	Expiration
$5,325	6/30/2027
$30,061	6/30/2028
$27,975	6/30/2029
$18,789	6/30/2030
$31,805	6/30/2031

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2011

NOTE 5 INCOME TAXES (continued)

A reconciliation between income taxes at statutory tax rates (20%) and the actual income tax provision for continuing operations as of June 30, 2011 and 2010 is as follows:

	6/30/2011	6/30/2010
Expected provision (based on statutory rate)	$(7,588)	$(19,205)
Effect of:
State minimum tax, net of federal benefit	80	85
Increase/(decrease) in valuation allowance	7,608	19,220
Total actual provision	$100	$100

Uncertain Tax Positions

The Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company has a Net Operating Loss as disclosed above.  Since the Company cannot estimate whether the Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

A reconciliation of our unrecognized tax benefits for 2011 is presented in the table below:

	2011	2010
Balance as of beginning of year	$-	$-
Additions based on tax positions related to the current year	-	-
Additions based on tax positions related to the prior year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Balance as of end of year	$-	$-

The tax years ended June 30, 2008, through 2011 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2011

NOTE 6 EQUITY

On or about April 25, 2007, the Company issued 745,000 common shares to the Company’s former parent, Hangman Productions, Inc., for expenses incurred by Hangman Productions, Inc., for incorporating the Company.

On or about May 15, 2007, the Company offered a no minimum and a 30,000 share maximum of its Preferred Stock, Series A, at a price of $3.00 per share pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. Holders of the Preferred Stock, Series A, were entitled to receive One Cent ($0.01) per share in the event of any liquidation.  Holders of the Preferred Stock, Series A, were not entitled to vote and the stock cannot be redeemed or called.  The Preferred Stock, Series A, was convertible at one (1) preferred share for ten (10) shares of fully paid and nonassessable shares of Common Stock The Company completed the offering on or about June 1, 2007, selling all 30,000 shares for gross proceeds of $90,000. These proceeds were used to commence operations and begin production of St. Julian. On August 31, 2008, all 30,000 shares outstanding of the Preferred Stock, Series A, were converted into 300,000 shares of Common Stock pursuant to the terms.

On May 20, 2008, the Company completed another offering.  The Company offered 1,300,000 shares of common stock at a price of $0.04 per share. This offering was conducted under Rule 506 of Regulation D of the Securities and Exchange Commission.  This offering was subsequently closed May 31, 2008, with the Company having sold a total of 1,300,000 shares for gross proceeds of $52,000.

NOTE 7 OFFICER COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

On April 1, 2008, the Company’s Board of Directors resolved to suspend payment of $1,000 per year to each member of the board of directors until the Company generates positive operating cash flows.  Should operations produce positive cash flow, compensation will resume at a $1,000 per year per member of the Board.

As of June 30, 2011, James Doolin, the Company’s President and director, had loaned the Company a total of $32,072 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2014.  As of June 30, 2011, the outstanding note payable to the shareholder was $38,315, which includes $6,243 in accrued interest.  For the fiscal year ended June 30, 2011 the Company accrued interest of $2,810 on the note.

As of June 30, 2011 a shareholder had loaned the Company a total of $6,563 on an unsecured line of credit. The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2014.  As of June 30, 2011, the outstanding note payable to the shareholder was $7,574, which includes $1,011 in accrued interest.  For the fiscal year ended June 30, 2011 the Company accrued interest of $665 on the note.

As of June 30, 2011, approximately 75.5% of the Company’s issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space, telephone service, and computer usage from the Company’s president. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable.  The amount expensed and accrued for the year ended June 30, 2011 was $900. As of June 30 2011, the Company has accrued $3,375 in unpaid fees from this arrangement.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2011

NOTE 7 OFFICER COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS (CONT.)

During the years ended June 30, 2011 and 2010 legal services were provided by a shareholder.  The total expense incurred for these services was $2,633 and $944 for the years ending June 30, 2011 and 2010, respectively.  As of June 30, 2011 and 2010, the outstanding amounts payable to the shareholder was $14,099, and $11,466, respectively.

NOTE 8 CONCENTRATIONS

The Company depends significantly on funding from a single shareholder to meet it obligations and maintain filing status.  If funds from this shareholder were no longer available, the Company may experience significant adverse effects including the need to cease operations.
.
NOTE 9 COMMITMENTS

The Company has an arrangement with Savage Pictures, LLC (“Savage Pictures”), Savage Pictures is entitled to receive 10% of St. Julian’s net proceeds, which shall take into account deductions including without limitation, production costs, post-production costs, and marketing costs.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

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

James P. Doolin, President, Principal Financial Officer and a director, is 35 years of age. Mr. Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree.  After completion of his undergraduate Mr. Doolin was employed by Jenson Services, Inc., a merger and acquisition consulting firm, from 1998 until entering graduate school in 2001.  After graduation from Pepperdine’s Graziadio School of Business, Mr. Doolin worked as an associate at an Investment Banking firm in Southern California.  For the past four years, Mr. Doolin has been a financial consultant to development stage businesses and public corporations.  In addition Mr. Doolin was an officer and director of Wasatch Web Advisors, Inc. In October, 2003, Wasatch Web Advisors, Inc. became Raser Technologies, Inc., at which time Mr. Doolin resigned.  Mr. Doolin was also an officer and director of Cole, Inc. Cole, Inc., became Reflect Scientific, Inc. in December, 2003, at which time Mr. Doolin resigned.  Mr. Doolin was also an officer and director of The Autoline Group, Inc., which became GeNOsys, Inc., in August, 2005, at which time Mr. Doolin resigned.  Mr. Doolin was also an officer and director of Hangman Productions, Inc. In April, 2010, Hangman Productions, Inc., changed its name to Lyfe Communications, Inc., at which time Mr. Doolin resigned.

Shane E. Thueson, Vice President, Chief Executive Officer and a director, is 35 years of age. Mr. Thueson attended, but did not graduate from Brigham Young University, where he studied history.  Mr. Thueson worked for a entertainment management production company, Benderspink Management and Productions, in Hollywood, California, from 2001 through 2002.  Mr. Thueson was also employed as the Marketing Programs Manager for an internet technology company based in Orem, Utah.  Mr. Thueson resigned as the Marketing Programs manager in March, 2005, to become a full-time screenplay writer.  For the past five years Mr. Thueson has developed and written numerous original screenplays.  In addition to being the Vice President of 4th Grade Films, Inc., a reporting entity, Mr. Thueson was also an officer and director of Hangman Productions, Inc. and Cole, Inc. In December, 2003, Cole Inc., changed its name to Reflect Scientific, Inc., at which time Mr. Thueson resigned. In April, 2010, Hangman Productions, Inc., changed its name to Lyfe Communications, Inc. at which time Mr. Thueson resigned.

John K. Winchester, Secretary and director, is 36 years of age.  Mr. Winchester graduated from the University of Utah, in Salt Lake City.  He graduated with a bachelor of science, communication degree.  Mr. Winchester served as the district merchandising coordinator for Sony Computer Entertainment America, Inc., from 2000 through 2004.  Mr. Winchester has managed an environmental irrigation company based in Sandy, Utah, since 2004. In addition to being the Secretary of 4th Grade Films, Inc., a reporting entity, Mr. Thueson was also an officer and director of Hangman Productions, Inc. In April, 2010, Hangman Productions, Inc., changed its name to Lyfe Communications, Inc. at which time Mr. Winchester resigned.

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

Compliance With Section 16(a) of the Exchange Act

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended June 30, 2011, the following were filed, but not timely:

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

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
James P. Doolin, Director, President	06/30/11 06/30/10 06/30/09	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Shane E. Thueson, Director, Vice President	06/30/11 06/30/10 06/30/09	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
John K. Winchester Director, Secretary	06/30/11 06/30/10 06/30/09	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

No deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the year ended June 30, 2011. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of June 30, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 2,345,000 shares of common stock outstanding at that date.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Leonard W. Burningham 1227 East Gilmer Drive Salt Lake City, Utah 84105	170,000	7.2%
Common Stock	James P. Doolin 1030 Military Dr. Salt Lake City, Utah 84105	898,000	38.2%
Common Stock	Michael J. Doolin* 5 Pepperwood Drive Sandy, Utah 84092	130,000	5.5%
Common Stock	Quad D LTD Partnership** 5 Pepperwood Drive Sandy, Utah 84092	745,000	31.8%
TOTAL		1,943,000	82.8%

* Michael and Sharlene Doolin are husband and wife. James P. Doolin is the son of Michael and Sharlene Doolin.

** Sharlene Doolin is deemed a beneficial owner, as she is the general partner of Quad D LTD Partnership

Security Ownership of Management

The following table sets forth the holdings of common stock of the Company’s directors and executive officers as of the date hereof. The percentage of beneficial ownership is based upon 2,345,000 shares of common stock outstanding at that date.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	James P. Doolin 1030 Military Dr. Salt Lake City, Utah 84105	898,000	38.2%
Common Stock	Shane E. Thueson 10972 Cindy Circle Sandy, Utah 84092	1,000	0%
Common Stock	John K. Winchester 762 East Gable Street Midvale, Utah 84047	1,000	0%
TOTAL OFFICERS AND DIRECTORS		900,000	38.2%

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following information is provided as of June 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	-	-

Equity compensation plans not approved by shareholders	-	-	-

Total	-	-	-

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

As of June 30, 2011, James Doolin, the Company’s President and director, had loaned the Company a total of $32,072 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2012.  As of June 30, 2011, the outstanding note payable to the shareholder was $38,315, which includes $6,243 in accrued interest.  For the fiscal year ended June 30, 2011 the Company accrued interest of $2,810 on the note.

As of June 30, 2011 a shareholder had loaned the Company a total of $6,563 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2012.  As of June 30, 2011, the outstanding note payable to the shareholder was $7,574, which includes $1,011 in accrued interest.  For the fiscal year ended June 30, 2011 the Company accrued interest of $665 on the note.

Promoters and Certain Control Persons

Except as stated in the heading “Transactions with Related Persons,” above, there are no other reportable transactions with promoters or founders.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2011 and 2010:

Fee category	2011	2010

Audit fees	$9,800	$9,271
Audit-related fees	$0	$0
Tax fees	$85	$350
All other fees	$0	$0

Total fees	$9,885	$9,621

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

4TH GRADE FILMS, INC.
Date:	September 27, 2011	By:	/s/James Doolin
James Doolin
Chief Financial Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

4TH GRADE FILMS, INC.

Date:	September 27, 2011	By:	/s/James Doolin
James Doolin
Chief Financial Officer, President and Director

Date:	September 27, 2011	By:	/s/Shane Thueson
Shane Thueson
Chief Executive Officer, Vice President and Director