Form 10-K/A
period 2011-06-30
4th Grade Films Inc
filed 2012-01-10
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
(1) Yes [X] No [  ]   (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A . [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

September 27, 2011:  Common - 2,345,000 shares.

Documents incorporated by reference: See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Amended Annual Report, references to “4th Grade,” “4th Grade Films,” the “Company,” “we,” “us,” and “our” refer to “4th Grade Films, Inc.,” the Registrant.

This Amended Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Amended Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which 4th Grade Films may participate, competition within 4th Grade Films’ chosen industry, technological advances and failure by us to successfully develop business relationships.

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

Exhibits.  The following exhibits are filed as part of this Amended Annual Report:

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

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

4TH GRADE FILMS, INC.
Date:	January 10, 2012	By:	/s/James Doolin
James Doolin
Chief Financial Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

4TH GRADE FILMS, INC.

Date:	January 10, 2012	By:	/s/James Doolin
James Doolin
Chief Financial Officer, President and Director

Date:	January 10, 2012	By:	/s/Shane Thueson
Shane Thueson
Chief Executive Officer, Vice President and Director