Form 10-Q
period 2011-12-31
4th Grade Films Inc
filed 2012-02-06
CIK 1400683

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 6, 2012
Common Capital Voting Stock, $0.01 par value per share	2,345,000 shares

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

December 31, 2011
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Balance Sheets
December 31, 2011 and June 30, 2011

	12/31/2011	6/30/2011
	(Unaudited)	(Audited)
ASSETS
Assets
Current Assets
Cash	$621	$99
Accounts Receivable	282	1,019
Total current assets	903	1,118
Film Costs	12,412	12,412
Total Assets	$13,315	$13,530

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$1,507	$2,650
Accrued Liabilities - related party	18,351	17,474
Income Taxes Payable	100	100
Total Current Liabilities	19,958	20,224
Long Term Liabilities
Note Payable - Shareholder	61,110	45,889
Total Long Term Liabilities	61,110	45,889
Total Liabilities	81,068	66,113
Stockholders' Deficit
Preferred Stock - 5,000,000 shares	-	-
authorized at $0.01 par; 0 shares
issued and outstanding (Series A
Convertible)

Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,345,000 shares issued and outstanding, respectively	23,450	23,450
Additional Paid-in Capital	123,762	123,762

Deficit Accumulated during the development stage	(214,965)	(199,795)
Total Stockholders' Deficit	(67,753)	(52,583)
Total Liabilities and Stockholders' Deficit	$13,315	$13,530

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended December 31, 2011 and 2010, and
For the Period from Inception [April 25, 2007] through December 31, 2011
(Unaudited)

	For the	For the	For the	For the
	Three	Three	Six	Six	Since
	Months	Months	Months	Months	Inception
	Ended	Ended	Ended	Ended	through
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011

Revenues	$-	737	$-	737	$1,019
Cost of Revenues	-	737	-	737	1,019
Gross Profit	-	-	-	-	-

Operating Expenses
Professional Expenses	2,674	1,587	11,955	7,214	86,771
SG&A	433	445	665	2,308	31,172
Impairment of unamortized film -
development costs	-	-	-	-	86,717

Total Operating Expenses	3,107	2,032	12,620	9,522	204,660

Net Loss from Operations	(3,107)	(2,032)	(12,620)	(9,522)	(204,660)

Interest Expense - Related Party	(1,352)	(726)	(2,550)	(1,370)	(9,805)

Net Loss Before Income Taxes	(4,459)	(2,758)	(15,170)	(10,892)	(214,465)

Provision for Income Taxes	-	-	-	-	500

Net Loss	$(4,459)	$(2,758)	$(15,170)	$(10,892)	$(214,965)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.11)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000	2,345,000	2,345,000	1,953,777

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended December 31, 2011 and 2010, and
For the Period from Inception [April 25, 2007] through December 31, 2011
 (Unaudited)

	For the	For the	Since
	Six Months	Six Months	Inception
	Ended	Ended	through
	12/31/2011	12/31/2010	12/31/2011

Cash Flows from Operating Activities
Net Loss	$(15,170)	$(10,892)	$(214,965)

Adjustments to reconcile net loss to net cash
Provided by/(Used in) by Operating Activities:
Impairment of capitalized film development costs	-	-	86,717
Additions to Capitalized Film Costs	-	-	(100,148)
Amortization of Film Costs	-	737	1,019
(Increase)/Decrease in Accounts Receivable	737	(737)	(282)
(Increase)/Decrease in Prepaid Expenses	-	625	-
Increase/(Decrease) in Accounts Payable	(1,142)	(1,222)	1,507
Increase/(Decrease) in Accrued Liabilities - related party	877	450	18,351
Increase/(Decrease) in Income Taxes Payable	-	(100)	100
Accrued Interest included in Notes Payable Balance	2,550	1,370	9,805
Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212

Net Cash Used in Operating Activities	(12,148)	(9,769)	(192,684)

Cash Flows from Financing Activities
Proceeds from Loan from Shareholder	12,670	9,036	71,305
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000

Net Cash from Financing Activities	12,670	9,036	193,305

Net Increase (Decrease) in cash	522	(733)	621

Beginning Cash Balance	99	830	-

Ending Cash Balance	$621	$97	$621

Supplemental Schedule of Cash Flow Activities

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$400
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2011
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The results of operations for the period ended December 31, 2011, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The  Company  has  accumulated  losses  since  inception,  has minimal assets,  and has a net loss of $4,459 for the three months ended December 31, 2011.  Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2011, James Doolin, the Company's President and director, loaned the Company  an  aggregate  of  $44,742 on an unsecured  line of credit.  The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2014. As of December 31, 2011, the outstanding balance owed to the shareholder was $53,150 including accrued interest. For the three months ended December 31, 2011 the Company accrued interest of $1,156 on the line.

As of December 31, 2011, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $6,563 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2014.  As of December 31, 2011, the outstanding balance owed to the shareholder was $7,960, including accrued interest.  For the three months ended December 31, 2011 the Company has accrued interest of $196 on the line.

As of December 31, 2011, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space from the Company’s President at a cost of $75 per month. The Company has accrued $3,825 in unpaid rental fees from this arrangement.

NOTE 5 FILM COSTS

Film costs consisted of the following as of December 31, 2011:

	December 31, 2011	June 30, 2011

Opening Balance	$12,412	$24,825
Additions	-	-
	$12,412	$24,825
Amortization	-	(1,019)
Impairment	-	(11,394)
Ending Balance	$12,412	$12,412

Development/Preproduction	$-	$-
Production	-	-
Completed not released	-	-
Completed released	12,412	12,412
	$12,412	$12,412

The Company did not recognize amortization of the film costs during the quarter ended December 31, 2011 as no revenues were derived during this period.  The Company is unable to estimate the expected amortization over the next twelve months as international distribution is currently being evaluated.

NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

The Company will continue to seek opportunities developing, financing, producing, marketing and distributing additional media content. During the quarter ended December 31, 2011, the Company continued it’s pre-production of two film projects. Both projects are feature length films, and the screenplays have been developed in-house by Shane Thueson, the Company’s Vice President. The two screenplays are “Working Late” and “Devil Music” (working title). The Company’s Board of Directors have reviewed the scripts and believe that both scripts need continued revisions. To increase the screenplays potential as marketable film projects within the film industry the screenplays will be revised to improve dramatization, clarity, structure, characters, dialogue, and overall style. The Company believes that the revised screenplays will be completed by the end of the quarter ended March 31, 2012.

The Company plans to send the two screenplays to its contacts throughout the film community to procure interest in one or both of the projects. Over the past few years the Company’s management has developed a network and database of contacts within film studios, productions companies, literary agencies, and management companies, to whom it will concentrate its marketing efforts for these two screenplays. Management will also use Four Stories of St. Julian to help promote its future projects as a demonstration of the Company’s capabilities. The Company believes that using the completed screenplays and the completed film is the best resource at this time to obtain financing and ultimately to begin production of one or both of these future projects.

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

The Company has accumulated losses since inception and has not been able to generate profits from operations. As mentioned above, the Company signed a distribution agreement with Vanguard Cinema to distribute St. Julian through various media channels throughout the United States, Puerto Rico and Canada. Effective February 1, 2011 the Company signed a foreign distribution agreement to distribute St. Julian to all other worldwide markets. The Company received $0 in revenue for the quarter ended December 31, 2011. The Company can provide no assurance that revenue generated will be sufficient to fund future operating activities. Operating capital, including the proceeds to finance the Film has been raised through the Company’s shareholders and management.

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

Results of Operations

Three Months Ended December 31, 2011 compared to Three Months Ended December 31, 2010

Operating Results – Overview

The three month period ended December 31, 2011, resulted in a net loss of $4,459.  The Basic Loss per Share for the three month period ended December 31, 2011 was ($0.01).  Details of changes in revenues and expenses can be found below.

Operating Results – Revenue

In the quarter ended December 31, 2011 the Company generated $0 in revenue from the distribution agreement the Company has with its film St. Julian. The Company generated a net loss of $4,459 for the quarter ended December 31, 2011. For the quarter ended December 31, 2010 the Company generated $737 in revenue and a net loss of $2,758.  The Company will not provide any forecasts of future earnings or profitability.  The future success of the Company cannot be ascertained with any certainty. Through two different distribution agreements with Vanguard Cinema the Company has licensed the rights of St. Julian to be distributed through various media channels throughout the world. The Company has received nominal revenue from this distribution agreement, and can provide no assurance or forecast of revenue that will be generated from this agreement or any further productions in the future.

Operating Results – Cost of Goods Sold / Cost of Revenues

The Company did not generate any revenue during the quarter ended December 31, 2011, and therefore did not incur any cost of revenues. The Company incurred $737 in cost of revenue for the quarter ended December 31, 2010.

Operating Results – Operating Expenses

Operating expense for the three month period ended December 31, 2011, was $3,107 compared with $2,032 for the three month period ended December 31, 2010. Operating expenses included professional fees, and general administrative expenses.

The Company's professional fees include accounting, legal fees and EDGAR filing fees.

Accounting expenses incurred in the three month period ended December 31, 2011 totaled $1,500 and $1,572 for the period ended December 31, 2010.

The Company incurred $0 in legal fees in the quarter ended December 31, 2011 compared to $0 in legal fees in the quarter ended December 31, 2010. The Company incurred $1,094 in EDGAR filing fees in the quarter ended December 31, 2011 compared to $0 in the quarter ended December 31, 2010. The increase in EDGAR filing fees for the quarter ended December 31, 2011 can be attributed to the Company’s implementation of XBRL.

Operating Results – Interest Expenses

The Company  incurred  $1,352 in  interest  expense  for the  quarter  ended December 31, 2011 and $726 in interest  expense for the quarter  ended  December 31, 2010.  The increase in interest expense for the quarter ended December 31, 2011, was attributed to an increase in the outstanding loan balance from James Doolin, the Company's President and director, and Michael Doolin, a shareholder of the Company.

Six Months Ended December 31, 2011 compared to Six Months Ended December 31, 2010

Operating Results – Overview

The Six month period ended December 31, 2011, resulted in a net loss of $15,170.  The Basic Loss per Share for the Six month period ended December 31, 2011 was ($0.01).  Details of changes in revenues and expenses can be found below.

Operating Results – Revenue

In the six months ended December 31, 2011 the Company generated $0 in revenue from the distribution agreement the Company has with its film St. Julian. The Company generated a net loss of $15,170 for the six months ended December 31, 2011. For the six months ended December 31, 2010 the Company generated $737 in revenue and a net loss of $10,892.  The Company will not provide any forecasts of future earnings or profitability.  The future success of the Company cannot be ascertained with any certainty. Through two different distribution agreements with Vanguard Cinema the Company has licensed the rights of St. Julian to be distributed through various media channels throughout the world. The Company has received nominal revenue from this distribution agreement, and can provide no assurance or forecast of revenue that will be generated from this agreement or any further productions in the future.

Operating Results – Cost of Goods Sold / Cost of Revenues

The Company did not generate any revenue during the six months ended December 31, 2011, and therefore did not incur any cost of revenues. The Company incurred $737 in cost of revenue for the six months ended December 31, 2010.

Operating Results – Operating Expenses

Operating expense for the six month period ended December 31, 2011, was $12,620 compared with $9,522 for the six month period ended December 31, 2010. Operating expenses included professional fees, and general administrative expenses.

The Company's professional fees include accounting, legal fees and EDGAR filing fees.

Accounting expenses incurred in the six month period ended December 31, 2011 totaled $9,385 and $6,787 for the period ended December 31, 2010. The increase in accounting fees can be attributed to increased oversight due to implementation of XBRL and higher rate charged by the accountant.

The Company incurred $427 in legal fees in the six months ended December 31, 2011 compared to $427 in legal fees in the six months ended December 31, 2010. The Company incurred $2,062 in EDGAR filing fees in the six months ended December 31, 2011 compared to $0 in the six months ended December 31, 2010. The increase in EDGAR filing fees for the six months ended December 31, 2011 can be attributed to the Company’s implementation of XBRL.

The Company estimates annual accounting expenses to be approximately $11,000. Management estimates legal expenses for the fiscal year to be approximately $2,500.

Operating Results – Interest Expenses

The Company  incurred  $2,550 in interest  expense  for the  six months  ended December 31, 2011 and $1,370 in interest  expense for the six months  ended  December 31, 2010.  The increase in interest expense for the six months ended December 31, 2011, was attributed to an increase in the outstanding loan balance from James Doolin, the Company's President and director, and Michael Doolin, a shareholder of the Company.

Liquidity and Capital Requirements

As of December 31, 2011, the Company had current assets of $903 and $19,958 in current liabilities.  The Company had no inventory as of December 31, 2011, but has capitalized film development costs of $12,412.

The Company has a cash balance of $621 as of December 31, 2011.  Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company’s management will continue to advance the Company monies not to exceed $100,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  Currently the Company’s President, James Doolin, has loaned the Company approximately $44,742 in principal, and a shareholder, Michael Doolin, has loaned the Company $6,563 in principal. If the Company needs funds in excess of $100,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

4TH GRADE FILMS, INC.
(Issuer)

Date:	February 6, 2012	By:	/s/James Doolin
James Doolin, Principal Financial Officer / President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 6, 2012	By:	/s/Shane Thueson
Shane Thueson, Principal Executive Officer, Vice President & Director