Form 10-Q
period 2012-03-31
4th Grade Films Inc
filed 2012-05-07
CIK 1400683

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 7, 2012
Common Capital Voting Stock, $0.01 par value per share	2,345,000 shares

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

March 31, 2012
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financials Statements	6

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Balance Sheets
March 31, 2012 and June 30, 2011
(Unaudited)

	3/31/2012	6/30/2011

ASSETS
Assets
Current Assets
Cash	$508	$99
Accounts Receivable	-	1,019
Total current assets	508	1,118
Film Costs	12,307	12,412
Total Assets	$12,815	$13,530

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$3,000	$2,650
Accrued Liabilities - related party	18,576	17,474
Income Taxes Payable	-	100
Total Current Liabilities	21,576	20,224
Long Term Liabilities
Note Payable - Shareholder	62,633	45,889
Total Long Term Liabilities	62,633	45,889
Total Liabilities	84,209	66,113
Stockholders' Deficit
Preferred Stock - 5,000,000 shares	-	-
authorized at $0.01 par; 0 shares
issued and outstanding (Series A
Convertible)

Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,345,000 shares issued and outstanding, respectively	23,450	23,450
Additional Paid-in Capital	123,762	123,762

Deficit Accumulated during the development stage	(218,606)	(199,795)
Total Stockholders' Deficit	(71,394)	(52,583)
Total Liabilities and Stockholders' Deficit	$12,815	$13,530

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended March 31, 2012 and 2011, and
For the Period from Inception [April 25, 2007] through March 31, 2012
(Unaudited)

	For the	For the	For the	For the
	Three	Three	Nine	Nine	Since
	Months	Months	Months	Months	Inception
	Ended	Ended	Ended	Ended	through
	3/31/2012	3/31/2011	3/31/2012	3/31/2011	3/31/2012

Revenues	$106	250	$106	987	$1,125
Cost of Revenues	106	250	106	987	1,125
Gross Profit	-	-	-	-	-

Operating Expenses
Professional Expenses	1,900	3,669	13,855	10,883	88,671
SG&A	218	8,502	883	10,810	31,390
Impairment of unamortized film -
development costs	-	-	-	-	86,717

Total Operating Expenses	2,118	12,171	14,738	21,693	206,778

Net Loss from Operations	(2,118)	(12,171)	(14,738)	(21,693)	(206,778)

Interest Expense - Related Party	(1,523)	(986)	(4,073)	(2,356)	(11,328)

Net Loss Before Income Taxes	(3,641)	(13,157)	(18,811)	(24,049)	(218,106)

Provision for Income Taxes	-	-	-	-	500

Net Loss	$(3,641)	$(13,157)	$(18,811)	$(24,049)	$(218,606)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.11)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000	2,345,000	2,345,000	1,973,556

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended March 31, 2012 and 2011, and
For the Period from Inception [April 25, 2007] through March 31, 2012
 (Unaudited)

	For the	For the
	Nine	Nine	Since
	Months	Months	Inception
	Ended	Ended	through
	3/31/2012	3/31/2011	3/31/2012

Cash Flows from Operating Activities
Net Loss	$(18,811)	$(24,049)	$(218,606)

Adjustments to reconcile net loss to net cash
Provided by/(Used in) by Operating Activities:

Impairment of capitalized film development costs	-	-	86,717
Additions to Capitalized Film Costs	-	-	(100,148)
Amortization of Film Costs	106	987	1,125
(Increase)/Decrease in Accounts Receivable	1,019	(987)	-
(Increase)/Decrease in Prepaid Expenses	-	625	-
Increase/(Decrease) in Accounts Payable	350	1,497	3,000
Increase/(Decrease) in Accrued Liabilities - related party	1,102	675	18,576
Increase/(Decrease) in Income Taxes Payable	(100)	(100)	-
Accrued Interest included in Notes Payable Balance	4,073	2,356	11,327
Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212

Net Cash Used in Operating Activities	(12,261)	(18,996)	(192,797)

Cash Flows from Financing Activities

Proceeds from Loan from Shareholder	12,670	18,181	71,305
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000

Net Cash from Financing Activities	12,670	18,181	193,305

Net Increase (Decrease) in cash	409	(815)	508

Beginning Cash Balance	99	830	-

Ending Cash Balance	$508	$15	$508
Supplemental Schedule of Cash Flow Activities
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$500
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2012
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The results of operations for the period ended March 31, 2012, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The  Company  has  accumulated  losses  since  inception,  has minimal assets,  and has a net loss of $3,641 for the three months ended March 31, 2012.  Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

As of March 31, 2012,  James Doolin, a shareholder of the Company and a former officer and director,  loaned  the  Company  an  aggregate  of  $44,742 on an unsecured  line of credit.  The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2014. As of March 31, 2012, the outstanding balance owed to the shareholder was $54,474 including accrued interest. For the three months ended March 31, 2012 the Company accrued interest of $1,325 on the line.

As of March 31, 2012, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $6,563 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2014.  As of March 31, 2012, the outstanding balance owed to the shareholder was $8,159, including accrued interest.  For the three months ended March 31, 2012 the Company has accrued interest of $198 on the line.

As of March 31, 2012, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space from a shareholder of the Company at a cost of $75 per month. The Company has accrued $4,050 in unpaid rental fees from this arrangement.

NOTE 5 FILM COSTS

Film costs consisted of the following as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011

Opening Balance	$12,412	$24,825
Additions	-	-
	$12,412	$24,825
Amortization	(106)	(1,019)
Impairment	-	(11,394)
Ending Balance	$12,307 .	$12,412 .

Development/Preproduction	$-	$-
Production	-	-
Completed not released	-	-
Completed released	12,307	12,412
	$12,307	$12,412

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

The Company will continue to seek opportunities developing, financing, producing, marketing and distributing additional media content. During the quarter ended March 31, 2012, the Company continued it’s pre-production of two film projects. Both projects are feature length films, and the screenplays have been developed in-house by Shane Thueson, the Company’s President. The two screenplays are “Working Late” and “Devil Music” (working title). The Company’s Board of Directors have reviewed the scripts and believe that “Devil Music” needs continued revisions. To increase the screenplay’s potential as marketable film projects within the film industry the screenplay will be revised to improve dramatization, clarity, structure, characters, dialogue, and overall style.  The Board anticipates that both screenplays will be finalized shortly and the Company will begin marketing both screenplays.

The Company plans to market the screenplays to contacts throughout the film community to procure interest in one or both of the projects. Over the past few years the Company’s management has developed a network and database of contacts within film studios, productions companies, literary agencies, and management companies, to whom it will concentrate its marketing efforts for these two screenplays. The Board of Directors recently reviewed its database of contacts and has begun work to revise and add contacts that the Company believes may be interested in representing, acquire or produce one or both of the Company’s current screenplay projects. Management will also use the Company’s film, Four Stories of St. Julian, to help promote its projects as a demonstration of the Company’s capabilities. The Company believes that using the completed screenplays and the completed film is the best resource at this time to obtain financing and ultimately to begin production of one or both of these future projects.

The Company does not currently have any projects in production or post-production, but as mentioned above, has commenced pre-production on two film projects. The Company’s management may advance the Company monies, not to exceed $100,000, to finance future projects or fund working capital requirements. The monies advanced from the Company’s management will be non-secured loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm’s length transaction.  The Company is also seeking financing from outside sources to fund future projects. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place and can provide no assurance that it will be able to obtain such funds.

The Company has accumulated losses since inception and has not been able to generate profits from operations. As mentioned above, the Company signed a distribution agreement with Vanguard Cinema to distribute St. Julian through various media channels throughout the United States, Puerto Rico and Canada. Effective February 1, 2011 the Company signed a foreign distribution agreement to distribute St. Julian to all other worldwide markets. The Company received $106 in revenue for the quarter ended March 31, 2012. The Company can provide no assurance that revenue generated will be sufficient to fund future operating activities. Operating capital, including the proceeds to finance the Film has been raised through the Company’s shareholders and management.

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

Results of Operations

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Operating Results – Overview

The three month period ended March 31, 2012, resulted in a net loss of $3,641.  The Basic Loss per Share for the three month period ended March 31, 2012 was ($0.01).  Details of changes in revenues and expenses can be found below.

Operating Results – Revenue

In the quarter ended March 31, 2012 the Company generated $106 in revenue from the distribution agreement the Company has with its film St. Julian. The Company generated a net loss of $3,641 for the quarter ended March 31, 2012. For the quarter ended March 31, 2011 the Company generated $250 in revenue and a net loss of $13,157.  The Company will not provide any forecasts of future earnings or profitability.  The future success of the Company cannot be ascertained with any certainty. Through two different distribution agreements with Vanguard Cinema the Company has licensed the rights of St. Julian to be distributed through various media channels throughout the world. The Company has received nominal revenue from this distribution agreement, and can provide no assurance or forecast of revenue that will be generated from this agreement or any further productions in the future.

Operating Results – Cost of Goods Sold / Cost of Revenues

The Company generated $106 in revenue during the quarter ended March 31, 2012, and $106 in cost of revenue. The Company incurred $250 in revenue and cost of revenue for the quarter ended March 31, 2011.

Operating Results – Operating Expenses

Operating expense for the three month period ended March 31, 2012, was $2,118 compared with $12,171 for the three month period ended March 31, 2011. Operating expenses included professional fees, and general administrative expenses.

The Company's professional fees include accounting, legal fees and EDGAR filing fees.

Accounting expenses incurred in the three month period ended March 31, 2012 totaled $1,500 and $1,500 for the period ended March 31, 2011.

The Company incurred $0 in legal fees in the quarter ended March 31, 2012 compared to $2,169 in legal fees in the quarter ended March 31, 2011. The increase in legal fees for the quarter ended March 31, 2011 were due to legal opinions rendered regarding the Company’s DTC application and legal review of other documents. The Company incurred $400 in EDGAR filing fees in the quarter ended March 31, 2012 compared to $0 in the quarter ended March 31, 2011. The increase in EDGAR filing fees for the quarter ended March 31, 2012 can be attributed to the Company’s implementation of XBRL.

Operating Results – Interest Expenses

The Company  incurred  $1,523 in  interest  expense  for the  quarter  ended March 31, 2012 and $986 in interest  expense for the quarter  ended  March 31, 2011.  The increase in interest expense for the quarter ended March 31, 2012, was attributed to an increase in the outstanding loan balance from James Doolin and Michael Doolin, shareholders of the Company.

Nine Months Ended March 31, 2012 compared to Nine Months Ended March 31, 2011

Operating Results – Overview

The nine month period ended March 31, 2012, resulted in a net loss of $18,811.  The Basic Loss per Share for the nine month period ended March 31, 2012 was ($0.01).  Details of changes in revenues and expenses can be found below.

Operating Results – Revenue

In the nine months ended March 31, 2012 the Company generated $106 in revenue from the distribution agreement the Company has with its film St. Julian. The Company generated a net loss of $18,811 for the nine months ended March 31, 2012. For the nine months ended March 31, 2011 the Company generated $987 in revenue and a net loss of $24,049.  The Company will not provide any forecasts of future earnings or profitability.  The future success of the Company cannot be ascertained with any certainty. Through two different distribution agreements with Vanguard Cinema the Company has licensed the rights of St. Julian to be distributed through various media channels throughout the world. The Company has received nominal revenue from this distribution agreement, and can provide no assurance or forecast of revenue that will be generated from this agreement or any further productions in the future.

Operating Results – Cost of Goods Sold / Cost of Revenues

The Company generated $106 in revenue during the nine months ended March 31, 2012, and incurred $106 in cost of revenue. The Company incurred $987 in revenue and cost of revenue for the nine months ended March 31, 2011.

Operating Results – Operating Expenses

Operating expense for the nine month period ended March 31, 2012, was $14,738 compared with $21,693 for the nine month period ended March 31, 2011. Operating expenses included professional fees, and general administrative expenses.

The Company's professional fees include accounting, legal fees and EDGAR filing fees.

Accounting expenses incurred in the nine month period ended March 31, 2012 totaled $10,885 and $8,288 for the period ended March 31, 2011. The increase in accounting fees can be attributed to increased oversight due to implementation of XBRL and higher rate charged by the accountant.

The Company incurred $427 in legal fees in the nine months ended March 31, 2012 compared to $2,596 in legal fees in the nine months ended March 31, 2011. The legal fees for the quarter ended March 31, 2011 were due to legal opinions rendered regarding the Company’s DTC application and legal review of other documents. The Company incurred $2,463 in EDGAR filing fees in the nine months ended March 31, 2012 compared to $0 in the nine months ended March 31, 2011. The increase in EDGAR filing fees for the nine months ended March 31, 2012 can be attributed to the Company’s implementation of XBRL.

The Company estimates annual accounting expenses to be approximately $11,000. Management estimates legal expenses for the fiscal year to be approximately $2,500.

Operating Results – Interest Expenses

The Company incurred $4,073 in interest expense for the nine months ended March 31, 2012 and $2,356 in interest expense for the nine months ended March 31, 2011.  The increase in interest expense for the nine months ended March 31, 2012, was attributed to an increase in the outstanding loan balance from James Doolin and Michael Doolin, shareholders of the Company.

Liquidity and Capital Requirements

As of March 31, 2012, the Company had current assets of $508 and $21,576 in current liabilities.  The Company had no inventory as of March 31, 2012, but has capitalized film development costs of $12,307.

The Company has a cash balance of $508 as of March 31, 2012.  Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company’s management will continue to advance the Company monies not to exceed $100,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  Currently two shareholders, James Doolin and Michael Doolin, have loaned the Company money. James Doolin has loaned the Company approximately $44,742 in principal. Michael Doolin has loaned the Company $6,563 in principal. If the Company needs funds in excess of $100,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit
31.1	Certification of Shane Thueson Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Nicholl Doolin Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Shane Thueson and Nicholl Doolin Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(b) Reports on Form 8-K

Form 8-K – Current Report filed on or about March 6, 2012 regarding the resignation of James Doolin as a director and the President and the election of Nicholl Doolin to fill the vacancy on the Board of Directors and Shane Thueson, the Company’s Vice President and a director, appointment as President and Principal Executive Officer.  Nicholl Doolin was appointed Vice President and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4TH GRADE FILMS, INC.
(Issuer)

Date:	May 7, 2012	By:	/s/Shane Thueson
Shane Thueson, Principal Executive Officer, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 7, 2012	By:	/s/Nicholl Doolin
Nicholl Doolin, Principal Financial Officer, Vice President & Director