Form 10-K
period 2012-06-30
4th Grade Films Inc
filed 2012-09-10
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2012

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
(1) Yes [X] No [  ]   (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ]  (The Registrant does not have a corporate Web site.)

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

The market value of the voting stock held by non-affiliates was $500,000, based on 400,000 shares held by non-affiliates. These computations are based upon the bid price of $1.25 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on December 31, 2011. As of December 31, 2011, the Registrant had 2,345,000 shares of common stock outstanding.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

September 5, 2012:  Common - 2,345,000 shares.

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

On May 14, 2007, the Company filed Articles of Amendment to the Articles of Incorporation with the State of Utah that adopted certain  designations  and powers, voting powers,  preferences,  and relative,  participating,  optional or other rights of the Preferred  Stock.  Pursuant to the  authority  vested in the Board of  Directors  the  Company  provided  for the  issuance  of a  series  of Preferred Stock, designated Preferred Stock, Series A, consisting of one million (1,000,000)  of the  currently  authorized  five million  (5,000,000)  shares of Preferred Stock.  Each share of Preferred  Stock,  Series A, can be converted at the option of the record holder thereof any time prior to August 31, 2008,  into ten (10) shares of fully paid and  nonassessable  shares of Common Stock,  $0.01 par value. On August 31, 2008, all remaining  issued and  outstanding  shares of Preferred  Stock,  Series A,  automatically  were called  and each share of Preferred Stock, Series A, was converted into ten (10) shares of fully paid and  nonassessable  shares of Common Stock,  $0.01 par value.  Furthermore,  the Preferred  Stock,  Series A, was preferred  over the shares of Common Stock and any other series of Preferred Stock as to assets so that in the event of any liquidation,  dissolution,  or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Preferred Stock, Series A, would be entitled to receive out of the assets of the Company  available for distribution to its  stockholders,  whether from  capital,  surplus or  earnings,  before any distribution  was to be made to the  holders  of shares  of  Common  Stock or any other series of Preferred  Stock,  an amount  equal to one cent ($0.01) per share.  In addition, the holders of the Preferred Stock, Series A had no voting rights.

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

On or about May 20, 2008, the Company offered a no minimum and a maximum of 1,300,000 shares of Common Stock at $0.04 per share pursuant  to Rule 506 of Regulation D of the Securities and Exchange  Commission.  The Company completed the offering on or about May 30, 2008, selling all 1,300,000 shares of Common Stock for gross proceeds of $52,000.  These proceeds were used for marketing the Company's feature film, working capital and further development of the Company's operations in the film production industry.

On or about August 31, 2008, all outstanding Preferred Stock, Series A, was automatically converted into Common stock on a one (1) preferred shares for ten (10) shares of fully paid and  nonassessable  shares of Common Stock, $0.01 par value.

On March 6, 2012, James P. Doolin resigned his positions as a director and the President of the Company. Ms. Nicholl Doolin was named to fill the vacancy on the Board of Directors. Shane Thueson, the Company’s Vice President and a director, was appointed President and Nicholl Doolin was appointed Vice President and Principal Financial Officer. Shane Thueson will continue as the Company’s Principal Executive Officer. No compensation arrangements have been agreed upon with Nicholl Doolin. Ms. Doolin is married to James P. Doolin. James P. Doolin will consult with the Company respecting its ongoing business operations.

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

Current Film Projects

4th Grade developed, financed and produced a feature-length film, FOUR STORIES OF ST. JULIAN (the “Film” or “St. Julian”). In March 2010, the Company signed a distribution agreement for FOUR STORIES OF ST. JULIAN with Vanguard Cinema and granting the exclusive right to distribute the film in all DVD, digital and television markets in the United States, Puerto Rico, and Canada.  In March 2011, the Company signed another distribution agreement with Vanguard granting the exclusive worldwide rights to sell, license, sub-license, and distribute FOUR STORIES OF ST. JULIAN with the exception of the United States, Canada and Puerto Rico, which Vanguard licensed in the above mentioned agreement. The Company licensed all media rights to Vanguard including Home Video, DVD, VOD, Broadcast Television, Satellite Television, Cable Television, Hospitality Television, Educational, Institutional, Theatrical, Pay Per View, IP, and mobile. The Company has developed several screenplays and is currently marketing these screenplays to sell, option or co-produce with a financial or production partner.  The Company plans on beginning production of a film project or selling or optioning a screenplay in the next 12 months.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.  The cost to develop, document and implement the internal control and disclosure procedures required under the Sarbanes/Oxley Act cost the Company approximately $3,000.

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

ITEM 2.  PROPERTIES

4th Grade’s executive officer currently provides office space, use of telephone lines and computer systems to the Company. The Company accrues a liability to the Company’s Former President, James Doolin, at $75 per month for use of the office space, telephone and computer systems.  The Company used an allocation method of these expenses estimated by the Company. The Company estimates that if these expenses were recorded on a stand-alone basis the Company would incur $225 per quarter in expenses.  In addition, the Company leases a mail box for approximately $150 per year.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  (REMOVED AND RESERVED)

We have not submitted a matter to a vote of our shareholders during the year ended June 30, 2012.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company shares are traded on the OTC Bulletin Board, the symbol is FHGR.  The Company shares have been quoted on the OTC Bulletin Board since April 28, 2009. The following quotes are through the most recent year end:

Period	High Bid	Low Bid

April 1, 2010 through June 30, 2010	$0.20	$0.20
July 1, 2010 through September 30, 2010	$0.20	$0.20
October 1, 2010 through December 31, 2010	$0.20	$0.20
January 1, 2011 through March 31, 2011	$0.20	$0.20
April 1, 2011 through June 30, 2011	$0.25	$0.75
July 1, 2011 through September 30, 2011	$0.51	$1.01
October 1, 2011 through December 31, 2011	$1.01	$1.05
January 1, 2012 through March 31, 2012	$1.25	$1.25
April 1, 2012 through June 30, 2012	$1.25	$1.25

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

The following information is provided as of June 30, 2012:

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

The Company will continue to seek opportunities developing, financing, producing, marketing and distributing additional media content. Over the past twelve months, the Company continued it’s pre-production of three film projects. All the projects are feature length film screenplays, and the screenplays have been developed in-house by Shane Thueson, the Company’s President. The screenplays are “Working Late”, “Beaver Parade” and “Devil Music” (working title). The Company’s Board of Directors have reviewed the scripts and believe that “Devil Music” needs continued revisions. To increase the screenplay’s potential as marketable film projects within the film industry the screenplay will be revised to improve dramatization, clarity, structure, characters, dialogue, and overall style.  The “Devil Music” script will be finalized in the coming months. The Board has reviewed the other two scripts and believes they are ready to be marketed.

The Company plans to market the screenplays to contacts throughout the film community to procure interest in one or more of its current projects. Over the past few years the Company’s management has developed a network and database of contacts within film studios, productions companies, literary agencies, and management companies, to whom it will concentrate its marketing efforts for the screenplays. The Board of Directors recently reviewed its database of contacts and has begun work to revise and add contacts that the Company believes may be interested in representing, acquiring, optioning, financing or co-producing the Company’s screenplays. Management will also use the Company’s film, Four Stories of St. Julian, to help promote its projects as a demonstration of the Company’s creative and production capabilities.

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

The Company has accumulated losses since inception and has not been able to generate profits from operations. The Company signed a distribution agreement with Vanguard Cinema to distribute St. Julian through various media channels throughout the United States, Puerto Rico and Canada. Effective February 1, 2011 the Company signed a foreign distribution agreement to distribute St. Julian to all other worldwide markets. The Company can provide no assurance that revenue generated from these distribution agreements will be sufficient to fund future operating activities. Operating capital, including the proceeds to finance the Film has been raised through the Company’s shareholders and management.

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

Results of Operations

Overview

The year ended June 30, 2012 resulted in a net loss of $22,917.  The year ended June 30, 2011, resulted in a net loss of $38,541.

The basic loss per share for the year ended June 30, 2012, was $0.01 and a loss per share of $0.02 for the year ended June 30, 2011. Details of changes in revenues and expenses can be found below.

Revenues

The Company has generated $115 in revenue from St. Julian from domestic U.S. sales during the year ended June 30, 2012.  The Film was released in domestic U.S. markets in August 2010. The Company’s distributor is exploring digital licensing opportunities in numerous international markets, and the Company plans to begin receiving revenue associated with these markets within the next twelve months; however, the Company cannot predict the amount of revenue it will receive from the distribution of the Film in either domestic or foreign markets.

Operating Expenses

Operating expense for the year ended June 30, 2012, decreased to $17,118 compared to $34,966 for the year ended June 30, 2011. The decrease can be attributed to the impairment of the unamortized film costs of $11,394 incurred during the 12 month period ended June 30, 2011.

Interest Expenses

Interest expense for the year ended June 30, 2012, was $5,699, compared to $3,475 for the year ended June 30, 2011. The outstanding Notes Payable balances were higher in the year ended June 30, 2012; therefore, the Company incurred greater interest expenses in 2012 compared to 2011.

Liquidity and Capital Resources

Balance Sheet Information:

The following information is a summary of our balance sheet as of June 30, 2012:

Summary Balance Sheet as of June 30, 2012
Total Current Assets	$12
Total Assets	12,309
Total Liabilities	87,809
Accumulated Deficit	(222,712)
Total Stockholders’ Deficit	(75,500)

As of June 30, 2012, our total current assets were $12 and consisted of cash and accounts receivable.

Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity the Company’s auditor believes that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  With monies that the Company’s management and a shareholder have agreed to advance the Company, through a line of credit agreement, and its existing cash balance of $12, as of June 30, 2012, the Company deems that it has adequate resources for the Company’s planned operations for the next 12 months.

Management anticipates average monthly expenditures to range between $1,000 and $1,500 per month.  Management is unable to forecast the revenue that the Film will generate, but given the fact that the Company’s management has agreed to advance the Company monies not to exceed $100,000, the Company should have sufficient funds to continue to operate over the next twelve months.  If the Company needs funds in excess of $100,000, it will be up to the Company’s management to raise such monies.  These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds.  There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

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
June 30, 2012

4th Grade Films, Inc.
[A Development Stage Company]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
4th Grade Films, Inc.

We have audited the accompanying balance sheets of 4th Grade Films, Inc. [a development stage company] as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2012 and 2011 and for the period from inception [April 25, 2007] through June 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4th Grade Films, Inc. [a development stage company] as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years ended June 30, 2012 and 2011 and for the period from inception [April 25, 2007] through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ MANTYLA MCREYNOLDS, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
September 7, 2012

4th Grade Films, Inc.
[A Development Stage Company]
BALANCE SHEETS
June 30, 2012 and 2011

	6/30/2012	6/30/2011

ASSETS
Assets
Current Assets
Cash	$3	$99
Accounts Receivable	9	1,019
Total current assets	12	1,118
Film Costs	12,297	12,412
Total Assets	$12,309	$13,530

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$-	$2,650
Accrued Liabilities - related party	19,301	17,474
Income Taxes Payable	100	100
Total Current Liabilities	19,401	20,224
Long Term Liabilities
Note Payable - Shareholder	68,408	45,889
Total Long Term Liabilities	68,408	45,889
Total Liabilities	87,809	66,113
Stockholders' Deficit
Preferred Stock - 5,000,000 shares	-	-
authorized at $0.01 par; 0 shares
issued and outstanding (Series A
Convertible)

Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,345,000 shares issued and outstanding, respectively	23,450	23,450
Additional Paid-in Capital	123,762	123,762

Deficit Accumulated during the development stage	(222,712)	(199,795)
Total Stockholders' Deficit	(75,500)	(52,583)
Total Liabilities and Stockholders' Deficit	$12,309	$13,530

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
STATEMENTS OF OPERATIONS
For the years ended June 30, 2012 and 2011 and for the
period from Inception [April 25, 2007] through June 30, 2012

	For the	For the
	Year	Year	Since Inception
	Ended	Ended	through
	6/30/2012	6/30/2011	6/30/2012

Revenues	$115	1,019	$1,134
Cost of Revenues	115	1,019	1,134
Gross Profit	-	-	-

Operating Expenses
Professional Expenses	16,004	14,711	90,820
SG&A	1,114	8,861	31,621
Impairment of unamortized film -
development costs	-	11,394	86,717

Total Operating Expenses	17,118	34,966	209,158

Net Loss from Operations	(17,118)	(34,966)	(209,158)

Interest Expense - Related Party	(5,699)	(3,475)	(12,954)

Net Loss Before Income Taxes	(22,817)	(38,441)	(222,112)

Provision for Income Taxes	100	100	600

Net Loss	$(22,917)	$(38,541)	$(222,712)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.11)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000	1,973,556

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the period from Inception [April 25, 2007]
through June 30, 2012

						Deficit
						Accumulated
					Additional	during the	Total
	Preferred	Common	Preferred	Common	Paid-in	Development	Stockholders'
	Shares	Shares	Stock	Stock	Capital	Stage	Deficit
Balance, April 24, 2007 (Inception)	-	-	$-	$-	$-	$-	$-
Issued common stock to shareholders for payment of expenses April 27, 2007 at $0.007 per share	-	745,000	-	7,450	(2,238)	-	5,212
Issued preferred shares to shareholders for cash, June 1, 2007 at $3.00 per share	30,000	-	300	-	89,700	-	90,000
Net Loss for the Period from 4/25/07 through 6/30/07	-	-	-	-	-	(5,326)	(5,326)
Balance, June 30, 2007	30,000	745,000	300	7,450	87,462	(5,326)	89,886
Issued common stock to shareholders for cash, June 1, 2008 at $0.04 per share	-	1,300,000	-	13,000	39,000	-	52,000
Net loss for the year Ended June 30, 2008		-		-	-	(30,796)	(30,796)
Balance, June 30, 2008	30,000	2,045,000	$300	$20,450	$126,462	$(36,122)	$111,090
Preferred Shares converted to Common Shares, on a 10 Common Shares for each Preferred Share basis, on August 31, 2008	(30,000)	300,000	(300)	3,000	(2,700)	-
Net loss for the year Ended June 30, 2009		-		-	-	(29,105)	(29,105)
Balance, June 30, 2009	-	2,345,000	$-	$23,450	$123,762	$(65,227)	$81,985
Net loss for the year Ended June 30, 2010		-		-	-	(96,027)	(96,027)
Balance, June 30, 2010	-	2,345,000	$-	$23,450	$123,762	$(161,254)	$(14,042)
Net loss for the year Ended June 30, 2011		-		-	-	(38,541)	(38,541)
Balance, June 30, 2011	-	2,345,000	$-	$23,450	$123,762	$(199,795)	$(52,583)
Net loss for the year Ended June 30, 2012		-		-	-	(22,917)	(22,917)
Balance, June 30, 2012	-	2,345,000	$-	$23,450	$123,762	$(222,712)	$(75,500)

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
STATEMENTS OF CASH FLOWS
For the years ended June 30, 2012 and 2011 and for the
period from Inception [April 25, 2007] through June 30, 2012

	For the	For the
	Year	Year	Since Inception
	Ended	Ended	through
	6/30/2012	6/30/2011	6/30/2012

Cash Flows from Operating Activities
Net Loss	$(22,917)	$(38,541)	$(222,712)

Adjustments to reconcile net loss to net cash
Provided by/(Used in) by Operating Activities:

Impairment of capitalized film development costs	-	11,394	86,717
Additions to Capitalized Film Costs	-	-	(100,148)
Amortization of Film Costs	115	1,019	1,134
(Increase)/Decrease in Accounts Receivable	1,010	(1,019)	(9)
(Increase)/Decrease in Prepaid Expenses	-	625	-
Increase/(Decrease) in Accounts Payable	(2,650)	502	-
Increase/(Decrease) in Accrued Liabilities - related party	1,827	3,533	19,301
Increase/(Decrease) in Income Taxes Payable	-	-	100
Accrued Interest included in Notes Payable Balance	5,699	3,475	12,953
Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212

Net Cash Used in Operating Activities	(16,916)	(19,012)	(197,452)

Cash Flows from Financing Activities

Proceeds from Loan from Shareholder	16,820	18,281	75,455
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000

Net Cash from Financing Activities	16,820	18,281	197,455

Net Increase (Decrease) in cash	(96)	(731)	3

Beginning Cash Balance	99	830	-

Ending Cash Balance	$3	$99	$3

Supplemental Schedule of Cash Flow Activities

Cash paid for
Interest	$-	$-	$-
Income taxes	$100	$100	$500
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2012

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within general and administrative expenses for penalties and interest expense for interest. For the years ended June 30, 2012 and 2011, we did not have any interest or penalties relating to income taxes.

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

(d) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash.  The Company had $3 cash at June 30, 2012.

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

(f) Advertising

Advertising Costs are expensed as incurred. The total advertising expense for the years ended June 30, 2012 and 2011 was $0.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2012

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

(h) Accounts Receivable

The Company records an account receivable for revenue earned but net yet collected.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts is provided based on estimated losses.  The Company believes all accounts to be fully collectible as of June 30, 2012.

(i) Long-Lived Assets

The Company assesses impairment of long-lived assets whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. As a result of the Company’s analysis, an impairment charge of $0, $11,394 and $75,323 was recorded at June 30, 2012, 2011 and 2010, respectively.

(j) Impact of New Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its financial statements. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future financial statements.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2012

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses from inception through June 30, 2012 of $222,712, has minimal assets, and has negative working capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These factors may have potential adverse effects on the Company including the ceasing of operations. Management plans include developing film production opportunities or finding a well capitalized merger candidate to commence operations.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 FILM COSTS

Film costs consisted of the following as of June 30, 2012 and 2011:

	For the Year Ended	For the Year Ended
	June 20, 2012	June 30, 2011

Opening Balance	$12,412	$24,825
Additions	-	-
	12,412	24,825
Amortization	(115)	(1,019)
Impairment	-	(11,394)
Ending Balance	$12,297	$12,412

Development/Preproduction	-	-
Production	-	-
Completed not released	-	-
Completed released	12,297	12,412
	$12,297	$12,412

The Company is unable to estimate the expected amortization over the next twelve months as international distribution is currently being evaluated.

During the year ended June 30, 2011, management determined that the unamortized costs of the film exceeded the net realizable value for the film. Accordingly, the Company recognized an impairment charge of $11,394 on the film.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2012

NOTE 4 INCOME TAXES

The provision for income taxes consists of the following as of June 30, 2012 and 2011:

	6/30/2012	6/30/2011
FEDERAL
Current	$0	$0
Deferred	0	0
STATE
Current	100	100
Deferred	0	0
TOTAL PROVISION	$100	$100

Deferred income tax assets and liabilities at June 30, 2012 and 2011 consist of the following temporary differences:

	6/30/2012	6/30/2011
DEFERRED TAX ASSETS
Current	$0	$0
Noncurrent
Net operating losses	26,086	22,791
Related party interest	2,591	1,451
Film costs	15,865	15,716
Total noncurrent	44,542	39,958
Valuation Allowance	(44,542)	(39,958)
NET DEFERRED TAX ASSET	0	0
DEFERRED TAX LIABILITIES	0	0
NET DEFERRED TAXES	$0	$0

The Company’s valuation allowance has increased $4,584 during the year ended June 30, 2012. The income/franchise tax payable at June 30, 2012 of $100 is the minimum tax due to the State of Utah for the year ended June 30, 2012.

The following is a summary of federal net operating loss carryforwards and their expiration dates:

Amount	Expiration
$5,325	6/30/2027
$30,061	6/30/2028
$27,975	6/30/2029
$18,789	6/30/2030
$30,247	6/30/2031
$18,032	6/30/2032

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2012

NOTE 4 INCOME TAXES (continued)

A reconciliation between income taxes at statutory tax rates (20%) and the actual income tax provision for continuing operations as of June 30, 2012 and 2010 is as follows:

	6/30/2012	6/30/2011
Expected provision (based on statutory rate)	$(4,564)	$(7,688)
Effect of:
State minimum tax, net of federal benefit	80	80
Increase/(decrease) in valuation allowance	4,584	7708
Total actual provision	$100	$100

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

A reconciliation of our unrecognized tax benefits for 2012 and 2011 is presented in the table below:

	2012	2011
Balance as of beginning of year	$-	$-
Additions based on tax positions related to the current year	-	-
Additions based on tax positions related to the prior year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Balance as of end of year	$-	$-

The tax years ended June 30, 2009, through June 30, 2012 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2012

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

As of June 30, 2012, James Doolin, a shareholder of the Company and former President and Director, had loaned the Company a total of $48,892 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2014.  As of June 30, 2012, the outstanding note payable to the shareholder was $60,046, which includes $11,153 in accrued interest.  For the fiscal year ended June 30, 2012 the Company accrued interest of $4,910 on the note.

As of June 30, 2012 a shareholder had loaned the Company a total of $6,563 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2014.  As of June 30, 2012, the outstanding note payable to the shareholder was $8,362, which includes $1,799 in accrued interest.  For the fiscal year ended June 30, 2012 the Company accrued interest of $789 on the note.

As of June 30, 2012, approximately 75.5% of the Company’s issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space, telephone service, and computer usage from a shareholder of the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable.  The amount expensed and accrued for the year ended June 30, 2012 was $900. As of June 30 2012, the Company has accrued $4,775 in unpaid fees from this arrangement.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2012

NOTE 6 OFFICER COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS (CONT.)

During the years ended June 30, 2012 and 2011 legal services were provided by a shareholder.  The total expense incurred for these services was $427 and $2,633 for the years ending June 30, 2012 and 2011, respectively.  As of June 30, 2012 and 2011, the outstanding amounts payable to the shareholder was $14,526, and $14,099, respectively.

NOTE 7 CONCENTRATIONS

The Company depends significantly on funding from a single shareholder to meet it obligations and maintain filing status.  If funds from this shareholder were no longer available, the Company may experience significant adverse effects including the need to cease operations.
.
NOTE 8 COMMITMENTS

The Company has an arrangement with Savage Pictures, LLC (“Savage Pictures”). Savage Pictures is entitled to receive 10% of St. Julian’s net proceeds, which shall take into account deductions including without limitation, production costs, post-production costs, and marketing costs.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of June 30, 2012, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption for non-accelerated filers from the internal control audit requirement of Section 404(b) of the Sarbanes/Oxley Act of 2002.

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

Shane E. Thueson, President, Chief Executive Officer and a director, is 36 years of age. Mr. Thueson attended, but did not graduate from Brigham Young University, where he studied history.  Mr. Thueson worked for an entertainment management production company, Benderspink Management and Productions, in Hollywood, California, from 2001 through 2002.  Mr. Thueson was also employed as the Marketing Programs Manager for an internet technology company based in Orem, Utah.  Mr. Thueson resigned as the Marketing Programs manager in March 2005, to become a full-time screenplay writer.  For the past five years Mr. Thueson has developed and written numerous original screenplays.  In addition to being the President of 4th Grade Films, Inc., a reporting entity, Mr. Thueson was also an officer and director of Hangman Productions, Inc. and Cole, Inc. In December 2003, Cole Inc. changed its name to Reflect Scientific, Inc., at which time Mr. Thueson resigned. In April 2010, Hangman Productions, Inc. changed its name to Lyfe Communications, Inc. at which time Mr. Thueson resigned.

Nicholl Doolin, Vice President, Chief Financial Officer and a director, is 35 years of age. Ms. Doolin graduated from the University of Utah, in Salt Lake City, Utah. She graduated with a bachelor of fine arts. Ms. Doolin has worked within the film, fashion, and entertainment industry for 11 years.  She has worked throughout Europe and the United States.  She has been an active member of the Screen Actors Guild since 2002.  In addition to being the Vice President of 4th Grade Films, Inc., a reporting entity, Ms. Doolin was also an officer and director of Plan A Promotions, Inc.  In June 2011, Plan A Promotions, Inc. completed a change of control transaction at which time Ms. Doolin resigned. Ms. Doolin is wife to James Doolin, the former President and Director of 4th Grade Films, Inc.

John K. Winchester, Secretary and director, is 37 years of age.  Mr. Winchester graduated from the University of Utah, in Salt Lake City.  He graduated with a bachelor of science, communication degree.  Mr. Winchester served as the district merchandising coordinator for Sony Computer Entertainment America, Inc., from 2000 through 2004.  Mr. Winchester has managed an environmental irrigation company based in Sandy, Utah, since 2004. In addition to being the Secretary of 4th Grade Films, Inc. a reporting entity, Mr. Thueson was also an officer and director of Hangman Productions, Inc. In April, 2010, Hangman Productions, Inc. changed its name to Lyfe Communications, Inc. at which time Mr. Winchester resigned.

Significant Employees

Other than Shane E. Thueson, Nicholl Doolin and John K. Winchester the Company has no employees.

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

Compliance With Section 16(a) of the Exchange Act

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended June 30, 2012, the following were filed, but not timely:

Name	Type	Filed
Shane E. Thueson	Form 3	July 8, 2008
Nicholl Doolin	Form 3	March 7, 2012
John K. Winchester	Form 3	July 8, 2008
Leonard W. Burningham	Form 3	July 15, 2008
Quad D Partnership	Form 3	August 1, 2008
James P. Doolin	Form 4	March 7, 2012
Michael J. Doolin	Form 3	August 1, 2008

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

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Shane E. Thueson, Director & President	06/30/12 06/30/11 06/30/10	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
James P. Doolin, Former Director & President	06/30/11 06/30/10	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Nicholl Doolin Director & Vice President	06/30/12	0	0	0	0	0	0	0	0
John K. Winchester Director & Secretary	06/30/12 06/30/11 06/30/10	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

No deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the year ended June 30, 2012. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of June 30, 2012.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 2,345,000 shares of common stock outstanding at that date.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Leonard W. Burningham 1227 East Gilmer Drive Salt Lake City, Utah 84105	170,000	7.2%
Common Stock	James P. Doolin* 1030 Military Dr. Salt Lake City, Utah 84105	898,000	38.2%
Common Stock	Michael J. Doolin* 5 Pepperwood Drive Sandy, Utah 84092	130,000	5.5%
Common Stock	Quad D LTD Partnership** 5 Pepperwood Drive Sandy, Utah 84092	745,000	31.8%
TOTAL		1,943,000	82.8%

* Michael and Sharlene Doolin are husband and wife. James P. Doolin is the son of Michael and Sharlene Doolin. James P. Doolin is husband to Nicholl Doolin, the Company’s Vice President and Director.

** Sharlene Doolin is deemed a beneficial owner, as she is the general partner of Quad D LTD Partnership

Security Ownership of Management

The following table sets forth the holdings of common stock of the Company’s directors and executive officers as of the date hereof. The percentage of beneficial ownership is based upon 2,345,000 shares of common stock outstanding at that date.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Nicholl Doolin* 1030 Military Dr. Salt Lake City, Utah 84105	898,000*	38.2%
Common Stock	Shane E. Thueson 10972 Cindy Circle Sandy, Utah 84092	1,000	0%
Common Stock	John K. Winchester 762 East Gable Street Midvale, Utah 84047	1,000	0%
TOTAL OFFICERS AND DIRECTORS		900,000	38.2%

* Nicholl Doolin is married to James P. Doolin, who owns 898,000 shares of the Company’s common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following information is provided as of June 30, 2012:

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

As of June 30, 2012, James Doolin, a shareholder of the Company and former President and Director, had loaned the Company a total of $48,892 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2014.  As of June 30, 2012, the outstanding note payable to the shareholder was $60,046, which includes $11,153 in accrued interest.  For the fiscal year ended June 30, 2012 the Company accrued interest of $4,910 on the note.

As of June 30, 2012 a shareholder had loaned the Company a total of $6,563 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2014.  As of June 30, 2012, the outstanding note payable to the shareholder was $8,362, which includes $1,799 in accrued interest.  For the fiscal year ended June 30, 2012 the Company accrued interest of $789 on the note.

Promoters and Certain Control Persons

Except as stated in the heading “Transactions with Related Persons,” above, there are no other reportable transactions with promoters or founders.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2012 and 2010:

Fee category	2012	2011

Audit fees	$11,460	$9,800
Audit-related fees	$0	$0
Tax fees	$425	$85
All other fees	$0	$0

Total fees	$11,885	$9,885

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit No.	Identification of Exhibit
31.1	Certification of Shane Thueson Pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Nicholl Doolin Pursuant to Section 302 of the Sarbanes-Oxley Act.*
32	Certification of Shane Thueson and Nicholl Doolin Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed herewith.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

4TH GRADE FILMS, INC.

Date:	September 10, 2012	By:	/s/Shane Thueson
Shane Thueson
Principal Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

4TH GRADE FILMS, INC.

Date:	September 10, 2012	By:	/s/Shane Thueson
Shane Thueson
Principal Executive Officer, President and Director

Date:	September 10, 2012	By:	/s/Nicholl Doolin
Nicholl Doolin
Principal Financial Officer, Vice President and Director