Form 10-Q
period 2012-09-30
4th Grade Films Inc
filed 2012-10-29
CIK 1400683

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of October 29, 2012
Common Capital Voting Stock, $0.01 par value per share	2,345,000 shares

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

September 30, 2012
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financials Statements	6

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Balance Sheets
September 30, 2012 and June 30, 2012
(Unaudited)

	9/30/2012	6/30/2012

ASSETS
Assets
Current Assets
Cash	$2	$3
Accounts Receivable	-	9
Total current assets	2	12
Film Costs	12,297	12,297
Total Assets	$12,299	$12,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$7,525	$-
Accrued Liabilities - related party	20,526	19,301
Income Taxes Payable	100	100
Total Current Liabilities	28,151	19,401
Long Term Liabilities
Note Payable - Shareholder	70,642	68,408
Total Long Term Liabilities	70,642	68,408
Total Liabilities	98,793	87,809
Stockholders' Deficit
Preferred Stock - 5,000,000 shares	-	-
authorized at $0.01 par; 0 shares
issued and outstanding (Series A
Convertible)

Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,345,000 shares issued and outstanding	23,450	23,450
Additional Paid-in Capital	123,762	123,762

Deficit Accumulated during the development stage	(233,706)	(222,712)
Total Stockholders' Deficit	(86,494)	(75,500)
Total Liabilities and Stockholders' Deficit	$12,299	$12,309

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended September 30, 2012 and 2011, and
For the Period from Inception [April 25, 2007] through September 30, 2012
(Unaudited)

	For the	For the
	Three Months	Three Months	Since Inception
	Ended	Ended	through
	9/30/2012	9/30/2011	9/30/2012

Revenues	$-	-	$1,134
Cost of Revenues	-	-	1,134
Gross Profit	-	-	-

Operating Expenses
Professional Expenses	9,025	9,281	99,845
SG&A	235	232	31,856
Impairment of unamortized film -
development costs	-	-	86,717

Total Operating Expenses	9,260	9,513	218,418

Net Loss from Operations	(9,260)	(9,513)	(218,418)

Interest Expense - Related Party	(1,734)	(1,198)	(14,688)

Net Loss Before Income Taxes	(10,994)	(10,711)	(233,106)

Provision for Income Taxes	-	-	600

Net Loss	$(10,994)	$(10,711)	$(233,706)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.12)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000	2,007,834

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended September 30, 2012 and 2011, and
For the Period from Inception [April 25, 2007] through September 30, 2012
 (Unaudited)

	For the	For the
	Three Months	Three Months	Since Inception
	Ended	Ended	through
	9/30/2012	9/30/2011	9/30/2012

Cash Flows from Operating Activities
Net Loss	$(10,994)	$(10,711)	$(233,706)

Adjustments to reconcile net loss to net cash
Provided by/(Used in) by Operating Activities:

Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212
Impairment of Capitalized Film Development Costs	-	-	86,717
Additions to Capitalized Film Costs	-	-	(100,148)
Amortization of Film Costs	-	-	1,134
(Increase)/Decrease in Accounts Receivable	9	-	-
Increase/(Decrease) in Accounts Payable	7,525	5,162	7,525
Increase/(Decrease) in Accounts Payable - related party	1,225	652	20,526
Increase/(Decrease) in Income Taxes Payable	-	-	100
Accrued Interest included in Notes Payable Balance	1,734	1,198	14,687

Net Cash Used in Operating Activities	(501)	(3,699)	(197,953)

Cash Flows from Financing Activities

Proceeds from Loan from Shareholder	500	3,692	75,955
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000

Net Cash from Financing Activities	500	3,692	197,955

Net Increase (Decrease) in cash	(1)	(7)	2

Beginning Cash Balance	3	99	-

Ending Cash Balance	$2	$92	$2

Supplemental Schedule of Cash Flow Activities

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$500
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2012
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The results of operations for the period ended September 30, 2012, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The  Company  has  accumulated  losses  since  inception,  has minimal assets,  and has a net loss of $10,994 for the three months ended September 30, 2012.  Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

As of September 30, 2012, James Doolin, a shareholder of the Company and a former officer and director, loaned the Company an aggregate of $49,392 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2014. As of September 30, 2012, the outstanding balance owed to the shareholder was $62,069 including accrued interest. For the three months ended September 30, 2012 the Company accrued interest of $1,523 on the line.

As of September 30, 2012, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $6,563 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2014.  As of September 30, 2012, the outstanding balance owed to the shareholder was $8,573, including accrued interest.  For the three months ended September 30, 2012 the Company has accrued interest of $211 on the line.

As of September 30, 2012, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space from a shareholder of the Company at a cost of $75 per month. The Company also pays James Doolin a fee of $500 per Form 10-Q and $1,000 per Form 10-K to prepare the Company’s EDGAR filings. As of September 30, 2012, the Company has accrued $6,000 related to these arrangements.

NOTE 5 FILM COSTS

Film costs consisted of the following as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012

Opening Balance	$12,297	$12,412
Additions	-	-
	12,297	12,412
Amortization	-	(115)
Impairment	-	-
Ending Balance	$12,297	$12,297

Development/Preproduction	-	-
Production	-	-
Completed not released	-	-
Completed released	12,297	12,297
	$12,297	$12,297

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

Results of Operations

Overview

The three months ended September 30, 2012 resulted in a net loss of $10,994.  The three months ended September 30, 2011, resulted in a net loss of $10,711.

The basic loss per share for the three months ended September 30, 2012, was $0.01 and a loss per share of $0.01 for the three months ended September 30, 2011. Details of changes in revenues and expenses can be found below.

Revenues

The Company generated no revenue from the Film in either the three month period ended September 30, 2012 or 2011.  The Film was released in domestic U.S. markets in August 2010. The Company’s distributor is exploring digital licensing opportunities in numerous international markets, and the Company plans to begin receiving revenue associated with these markets within the next twelve months; however, the Company cannot predict the amount of revenue it will receive from the distribution of the Film in either domestic or foreign markets.

Operating Expenses

Operating expense for the three months ended September 30, 2012, decreased to $9,260 compared to $9,513 for the three months ended September 30, 2011. The decrease can be attributed lower accounting fees associated with the Company’s annual audit.

Interest Expenses

Interest expense for the three months ended September 30, 2012, was $1,734, compared to $1,198 for the three months ended September 30, 2011. The outstanding Notes Payable balances were higher for the three months ended September 30, 2012; therefore, the Company incurred greater interest expenses compared to the three month period ended September 30, 2011.

Liquidity and Capital Requirements

As of September 30, 2012, the Company had current assets of $2 and $28,151 in current liabilities.  The Company had no inventory as of September 30, 2012, but has capitalized film development costs of $12,297.

The Company has a cash balance of $2 as of September 30, 2012.  Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company’s management will continue to advance the Company monies not to exceed $100,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  Currently two shareholders, James Doolin and Michael Doolin, have loaned the Company money. James Doolin has loaned the Company approximately $49,392 in principal. Michael Doolin has loaned the Company $6,563 in principal. If the Company needs funds in excess of $100,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

4TH GRADE FILMS, INC.
(Issuer)

Date:	10/29/12	By:	/s/Shane Thueson
Shane Thueson, Principal Executive Officer, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	10/29/12	By:	/s/Nicholl Doolin
Nicholl Doolin, Principal Financial Officer, Vice President & Director