Form 10-Q
period 2012-12-31
4th Grade Films Inc
filed 2013-02-12
CIK 1400683

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 12, 2013
Common Capital Voting Stock, $0.01 par value per share	2,345,000 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

December 31, 2012
C O N T E N T S

Condensed Balance Sheet	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Balance Sheets
December 31, 2012 and June 30, 2012
(Unaudited)

	12/31/2012	6/30/2012

ASSETS
Assets
Current Assets
Cash	$6	$3
Accounts Receivable	-	9
Total current assets	6	12
Film Costs	12,297	12,297
Total Assets	$12,303	$12,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$1,678	$-
Accrued Liabilities - related party	21,251	19,301
Income Taxes Payable	-	100
Total Current Liabilities	22,929	19,401
Long Term Liabilities
Note Payable - Shareholder	80,499	68,408
Total Long Term Liabilities	80,499	68,408
Total Liabilities	103,428	87,809

Stockholders' Deficit
Preferred Stock - 5,000,000 shares	-	-
authorized at $0.01 par; 0 shares
issued and outstanding (Series A
Convertible)
Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,345,000 shares issued and outstanding, respectively	23,450	23,450
Additional Paid-in Capital	123,762	123,762
Deficit Accumulated during the development stage	(238,337)	(222,712)
Total Stockholders' Deficit	(91,125)	(75,500)
Total Liabilities and Stockholders' Deficit	$12,303	$12,309

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three & Six Months Ended December 31, 2012 and 2011, and
For the Period from Inception [April 25, 2007] through December 31, 2012
(Unaudited)

	For the	For the	For the	For the	Since
	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	through
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012

Revenues	$-	$-	$-	$-	$1,134
Cost of Revenues	-	-	-	-	1,134
Gross Profit			-	-	-

Operating Expenses
Professional Expenses	2,428	2,674	11,453	11,955	102,273
SG&A	251	433	486	665	32,107
Impairment of unamortized film -
development costs	-	-	-	-	86,717

Total Operating Expenses	2,679	3,107	11,939	12,620	221,097

Net Loss from Operations	(2,679)	(3,107)	(11,939)	(12,620)	(221,097)

Interest Expense - Related Party	(1,952)	(1,352)	(3,686)	(2,550)	(16,640)

Net Loss Before Income Taxes	(4,631)	(4,459)	(15,625)	(15,170)	(237,737)

Provision for Income Taxes	-	-	-	-	600

Net Loss	$(4,631)	$(4,459)	$(15,625)	$(15,170)	$(238,337)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.12)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000	2,345,000	2,345,000	2,022,783

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended December 31, 2012 and 2011, and
For the Period from Inception [April 25, 2007] through December 31, 2012
 (Unaudited)

	For the	For the	Since
	Six Months	Six Months	Inception
	Ended	Ended	through
	12/31/2012	12/31/2011	12/31/2012

Cash Flows from Operating Activities
Net Loss	$(15,625)	$(15,170)	$(238,337)

Adjustments to reconcile net loss to net cash
Provided by/(Used in) by Operating Activities:

Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212
Impairment of Capitalized Film Development Costs	-	-	86,717
Additions to Capitalized Film Costs	-	-	(100,148)
Amortization of Film Costs	-	-	1,134
(Increase)/Decrease in Accounts Receivable	9	737	-
Increase/(Decrease) in Accounts Payable	1,678	(1,142)	1,678
Increase/(Decrease) in Accounts Payable - related party	1,950	877	21,251
Increase/(Decrease) in Income Taxes Payable	(100)	-	-
Accrued Interest included in Notes Payable Balance	3,686	2,550	16,639

Net Cash Used in Operating Activities	(8,402)	(12,148)	(205,854)

Cash Flows from Financing Activities

Proceeds from Loan from Shareholder	8,405	12,670	83,860
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000

Net Cash from Financing Activities	8,405	12,670	205,860

Net Increase (Decrease) in cash	3	522	6

Beginning Cash Balance	3	99	-

Ending Cash Balance	$6	$621	$6

Supplemental Schedule of Cash Flow Activities

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$600
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2012
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The results of operations for the period ended December 31, 2012, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company  has  accumulated  losses  since  inception,  has minimal assets,  and has a net loss of $4,631 for the three months ended December 31, 2012.  Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

As of December 31, 2012, James Doolin, a shareholder of the Company and a former officer and director, loaned the Company an aggregate of $49,772 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2014. As of December 31, 2012, the outstanding balance owed to the shareholder was $64,023 including accrued interest. For the three months ended December 31, 2012 the Company accrued interest of $1,574 on the line.

As of December 31, 2012, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $14,088 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2014.  As of December 31, 2012, the outstanding balance owed to the shareholder was $16,476, including accrued interest.  For the three months ended December 31, 2012 the Company has accrued interest of $378 on the line.

As of December 31, 2012, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space from a shareholder of the Company at a cost of $75 per month. The Company also pays James Doolin a fee of $500 per Form 10-Q and $1,000 per Form 10-K to prepare the Company’s filings. As of December 31, 2012, the Company has accrued $6,725 related to these arrangements.

As of December 31, 2012, the Company has accrued $14,526 to another shareholder for professional services.

NOTE 5 FILM COSTS

Film costs consisted of the following as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012

Opening Balance	$12,297	$12,412
Additions	-	-
	$12,297	$12,412
Amortization	-	(115)
Impairment	-	-
Ending Balance	$12,297	$12,297

Development/Preproduction	$-	$-
Production	-	-
Completed not released	-	-
Completed released	12,297	12,297
	$12,297	$12,297

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

Along with marketing the screenplays the Company has begun a new line of business within the video production arena. The new line of business is involved in producing corporate and promotional videos. The Company started its first project in this space in December, 2012. The project will be completed and delivered to the client before the quarter ending March 31, 2013. Upon completion of this initial project, the Company will pursue additional opportunities within the corporate and promotional video arena. The Company will not be paying any of the hard costs of producing the videos.

The Company’s shareholders may advance the Company monies, not to exceed $100,000, to finance the existing and future projects or fund working capital requirements. The monies advanced from the Company’s shareholders will be non-secured loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm’s length transaction.  The Company is also seeking financing from outside sources to fund future projects. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place and can provide no assurance that it will be able to obtain such funds.

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

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Overview

The three months ended December 31, 2012 resulted in a net loss of $4,631.  The three months ended December 31, 2011, resulted in a net loss of $4,459.

The basic loss per share for the three months ended December 31, 2012, was $0.01 and a loss per share of $0.01 for the three months ended December 31, 2011. Details of changes in revenues and expenses can be found below.

Revenues

The Company generated no revenue from the Film in either the three month period ended December 31, 2012 or 2011.  The Film was released in domestic U.S. markets in August 2010. The Company’s distributor is exploring digital licensing opportunities in numerous international markets, and the Company plans to begin receiving revenue associated with these markets within the next six months; however, the Company cannot predict the amount of revenue it will receive from the distribution of the Film in either domestic or foreign markets.

Operating Expenses

Operating expense for the three months ended December 31, 2012, decreased to $2,679 compared to $3,107 for the three months ended December 31, 2011. The decrease can be attributed lower accounting fees associated with the Company’s quarterly review.

Interest Expenses

Interest expense for the three months ended December 31, 2012, was $1,952, compared to $1,352 for the three months ended December 31, 2011. The outstanding Notes Payable balances were higher for the three months ended December 31, 2012; therefore, the Company incurred greater interest expenses compared to the three month period ended December 31, 2011.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Overview

The six months ended December 31, 2012 resulted in a net loss of $15,625.  The six months ended December 31, 2011, resulted in a net loss of $15,170.

The basic loss per share for the six months ended December 31, 2012, was $0.01 and a loss per share of $0.01 for the three months ended December 31, 2011. Details of changes in revenues and expenses can be found below.

Revenues

The Company generated no revenue from the Film in either the six month period ended December 31, 2012 or 2011.  The Film was released in domestic U.S. markets in August 2010. The Company’s distributor is exploring digital licensing opportunities in numerous international markets, and the Company plans to begin receiving revenue associated with these markets within the next six months; however, the Company cannot predict the amount of revenue it will receive from the distribution of the Film in either domestic or foreign markets.

Operating Expenses

Operating expense for the six months ended December 31, 2012, decreased to $11,939 compared to $12,620 for the six months ended December 31, 2011. The decrease can be attributed lower accounting fees associated with the Company’s quarterly review and annual audit.

Interest Expenses

Interest expense for the six months ended December 31, 2012, was $3,686, compared to $2,550 for the six months ended December 31, 2011. The outstanding Notes Payable balances were higher for the six months ended December 31, 2012; therefore, the Company incurred greater interest expenses compared to the six month period ended December 31, 2011.

Liquidity and Capital Requirements

As of December 31, 2012, the Company had current assets of $6 and $22,929 in current liabilities.  The Company had no inventory as of December 31, 2012, but has capitalized film development costs of $12,297.

The Company has a cash balance of $6 as of December 31, 2012.  Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company’s shareholders will continue to advance the Company monies not to exceed $100,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  Currently two shareholders, James Doolin and Michael Doolin, have loaned the Company money. James Doolin has loaned the Company approximately $49,772 in principal. Michael Doolin has loaned the Company $14,088 in principal. If the Company needs funds in excess of $100,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

4TH GRADE FILMS, INC.
(Issuer)

Date:	02/12/13	By:	/s/Shane Thueson
Shane Thueson, Principal Executive Officer, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	02/12/13	By:	/s/Nicholl Doolin
Nicholl Doolin, Principal Financial Officer, Vice President & Director