Form 10-Q
period 2013-03-31
4th Grade Films Inc
filed 2013-05-08
CIK 1400683

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 8, 2013
Common Capital Voting Stock, $0.01 par value per share	2,345,000 shares

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

March 31, 2013
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Balance Sheets
March 31, 2013 and June 30, 2012
(Unaudited)

	March 31, 2013	June 30, 2012

ASSETS
Assets
Current Assets
Cash	$-	$3
Accounts Receivable	97	9
Total current assets	97	12
Film Costs	-	12,297
Total Assets	$97	$12,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$1	$-
Accrued Liabilities - related party	21,976	19,301
Income Taxes Payable	-	100
Total Current Liabilities	21,977	19,401
Long Term Liabilities
Note Payable - Shareholder	86,082	68,408
Total Long Term Liabilities	86,082	68,408
Total Liabilities	108,059	87,809
Stockholders' Deficit
Preferred Stock - 5,000,000 shares
authorized at $0.01 par; 0 shares
issued and outstanding (Series A
Convertible)	-	-

Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,345,000 shares issued and outstanding	23,450	23,450
Additional Paid-in Capital	123,762	123,762

Deficit Accumulated during the development stage	(255,174)	(222,712)
Total Stockholders' Deficit	(107,962)	(75,500)
Total Liabilities and Stockholders' Deficit	$97	$12,309

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three & Nine Months Ended March 31, 2013 and 2012, and
For the Period from Inception [April 25, 2007] through March 31, 2013
(Unaudited)

	For the	For the	For the	For the
	Three	Three	Nine	Nine	Since
	Months	Months	Months	Months	Inception
	Ended	Ended	Ended	Ended	through
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

Revenues	$97	$106	$97	106	$1,231
Cost of Revenues	97	106	97	106	1,231
Gross Profit	$-	$-	-	-	-

Operating Expenses
Professional Expenses	2,375	1,900	13,828	13,855	104,648
SG&A	232	218	718	883	32,339
Impairment of unamortized film -
development costs	12,200	-	12,200	-	98,917

Total Operating Expenses	14,807	2,118	26,746	14,738	235,904

Net Loss from Operations	(14,807)	(2,118)	(26,746)	(14,738)	(235,904)

Interest Expense - Related Party	(2,030)	(1,523)	(5,716)	(4,073)	(18,670)

Net Loss Before Income Taxes	(16,837)	(3,641)	(32,462)	(18,811)	(254,574)

Provision for Income Taxes	-	-	-	-	600

Net Loss	$(16,837)	$(3,641)	$(32,462)	$(18,811)	$(255,174)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.13)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000	2,345,000	2,345,000	1,916,212

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended March 31, 2013 and 2012, and
For the Period from Inception [April 25, 2007] through March 31, 2013
 (Unaudited)

	For the	For the
	Nine	Nine	Since
	Months	Months	Inception
	Ended	Ended	through
	March 31, 2013	March 31, 2012	March 31, 2013

Cash Flows from Operating Activities
Net Loss	$(32,462)	$(18,811)	$(255,174)

Adjustments to reconcile net loss to net cash
Provided by/(Used in) by Operating Activities:

Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212
Impairment of Capitalized Film Development Costs	12,200	-	98,917
Additions to Capitalized Film Costs	-	-	(100,148)
Amortization of Film Costs	97	106	1,231
(Increase)/Decrease in Accounts Receivable	(88)	1,019	(97)
Increase/(Decrease) in Accounts Payable	1	350	1
Increase/(Decrease) in Accrued Liabilities- related party	2,675	1,102	21,976
Increase/(Decrease) in Income Taxes Payable	(100)	(100)	-
Accrued Interest included in Notes Payable Balance	5,716	4,073	18,669

Net Cash Used in Operating Activities	(11,961)	(12,261)	(209,413)

Cash Flows from Financing Activities

Proceeds from Loan from Shareholder	11,958	12,670	87,413
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000

Net Cash from Financing Activities	11,958	12,670	209,413

Net Increase (Decrease) in cash	(3)	409	-

Beginning Cash Balance	3	99	-

Ending Cash Balance	$-	$508	$-

Supplemental Schedule of Cash Flow Activities

Cash paid for
Interest	$-	$-	$-
Income taxes	$100	$-	$600
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2013
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The results of operations for the period ended March 31, 2013, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company  has  accumulated  losses  since  inception,  has minimal assets,  and has a net loss of $16,837 for the three months ended March 31, 2013.  Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

As of March 31, 2013, James Doolin, a shareholder of the Company and a former officer and director, loaned the Company an aggregate of $51,222 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $50,000. The Company is currently amending the line of credit to increase the total funding available above $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2014. As of March 31, 2013, the outstanding balance owed to the shareholder was $67,086 including accrued interest. For the three months ended March 31, 2013 the Company accrued interest of $1,612 on the line.

As of March 31, 2013, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $16,191 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2014.  As of March 31, 2013, the outstanding balance owed to the shareholder was $18,996, including accrued interest.  For the three months ended March 31, 2013 the Company has accrued interest of $418 on the line.

As of March 31, 2013, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space from a shareholder of the Company at a cost of $75 per month. The Company also pays James Doolin a fee of $500 per Form 10-Q and $1,000 per Form 10-K to prepare the Company’s EDGAR filings. As of March 31, 2013, the Company has accrued $7,450 related to these arrangements.

NOTE 5 FILM COSTS

Film costs consisted of the following as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012

Opening Balance	$12,297	$12,412
Additions	-	-
	12,297	12,412
Amortization	(97)	(115)
Impairment	(12,200)	-
Ending Balance	$-	$12,297

Development/Preproduction	-	-
Production	-	-
Completed not released	-	-
Completed released	-	12,297
	$-	$12,297

The Company has determined that the unamortized costs exceeded the net realizable value for the film.  The international distribution of the film has not generated any revenues and future revenues, if any, will be nominal.  Accordingly, the Company recognized an impairment charge of $12,200 on the film.

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

Plan of Operation

The Company’s plan of operations for the next 12 months is to continue with its current efforts in the independent film production arena.  The Company has also decided to enter the Corporate Promotional Video Market. 4th Grade has been involved in the film production primarily focused on developing, financing, producing, marketing and distributing film content within the independent film market.

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

Along with marketing the screenplays the Company has begun a new line of business within the video production arena. The new line of business is involved in producing corporate and promotional videos. The Company has  started to market and work within the Corporate Promotional Video space. Its first project, which it began in December 2012, was cancelled prior to completion. The Company did not receive payment for the work completed on this project, and did not invoice the client for the project. The Company did not invoice the client for the project as the project did not require significant work before it was cancelled, and the Company hopes to work on future projects for this client in the future and seeks to keep a good rapport with the client. The Company has marketed and will continue to market to prospective clients for these corporate promotional services.

The Company’s management may advance the Company monies, not to exceed $100,000, to finance the existing and future projects or fund working capital requirements. The monies advanced from the Company’s management will be non-secured loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm’s length transaction.  The Company is also seeking financing from outside sources to fund future projects. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place and can provide no assurance that it will be able to obtain such funds.

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

Results of Operations

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Overview

The three months ended March 31, 2013 resulted in a net loss of $16,837.  The three months ended March 31, 2012, resulted in a net loss of $3,641.

The basic loss per share for the three months ended March 31, 2013, was $0.01 and a loss per share of $0.01 for the three months ended March 31, 2012. Details of changes in revenues and expenses can be found below.

Revenues

The Company generated $97 in revenue from the Film in the three month period ended March 31, 2013 and generated $106 in revenue for the three month period ended March 31, 2012.  The Film was released in domestic U.S. markets in August 2010. The Company’s distributor is exploring digital licensing opportunities in numerous international markets, but the Company does not believe that it will receive significant revenue associated with the Film and recognized an impairment charge of $12,200 during the quarter ended March 31, 2013.

Operating Expenses

Operating expense for the three months ended March 31, 2013, increased to $2,375 compared to $1,900 for the three months ended March 31, 2012. The increase can be attributed to higher fees associated with the Company’s EDGAR filings.

Interest Expenses

Interest expense for the three months ended March 31, 2013, was $2,030, compared to $1,523 for the three months ended March 31, 2012. The outstanding Notes Payable balances were higher for the three months ended March 31, 2013; therefore, the Company incurred greater interest expenses compared to the three month period ended March 31, 2012.

Nine Months Ended March 31, 2013 compared to the Nine Months Ended March 31, 2012

Overview

The nine months ended March 31, 2013 resulted in a net loss of $32,462.  The nine months ended March 31, 2012, resulted in a net loss of $18,811.

The basic loss per share for the nine months ended March 31, 2013, was $0.01 and a loss per share of $0.01 for the three months ended March 31, 2012. Details of changes in revenues and expenses can be found below.

Revenues

The Company generated $97 in revenue from the Film in the nine month period ended March 31, 2013 and generated $106 in revenue for the nine month ended March 31, 2012.  The Film was released in domestic U.S. markets in August 2010. The Company’s distributor is exploring digital licensing opportunities in numerous international markets, but the Company does not believe that it will receive significant revenue associated with the Film and recognized an impairment charge of $12,200 the nine months ended March 31, 2013.

Operating Expenses

Operating expense for the nine months ended March 31, 2013, decreased  to $13,828 compared to $13,855 for the nine months ended March 31, 2012.

Interest Expenses

Interest expense for the nine months ended March 31, 2013, was $5,716, compared to $4,073 for the nine months ended March 31, 2012. The outstanding Notes Payable balances were higher for the nine months ended March 31, 2013; therefore, the Company incurred greater interest expenses compared to the nine month period ended March 31, 2012.

Liquidity and Capital Requirements

As of March 31, 2013, the Company had current assets of $97 and $21,977 in current liabilities.

The Company had no cash as of March 31, 2013.  Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company’s management will continue to advance the Company monies not to exceed $100,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  Currently two shareholders, James Doolin and Michael Doolin, have loaned the Company money. James Doolin has loaned the Company approximately $51,222 in principal. Michael Doolin has loaned the Company $16,191 in principal. If the Company needs funds in excess of $100,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

4TH GRADE FILMS, INC.
(Issuer)

Date:	05/08/13	By:	/s/Shane Thueson
Shane Thueson, Principal Executive Officer, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	05/08/13	By:	/s/Nicholl Doolin
Nicholl Doolin, Principal Financial Officer, Vice President & Director