Form 10-K
period 2013-06-30
4th Grade Films Inc
filed 2013-09-24
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2013

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

The market value of the voting stock held by non-affiliates was $500,000, based on 400,000 shares held by non-affiliates. These computations are based upon the bid price of $1.25 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on December 31, 2012. As of December 31, 2012, the Registrant had 2,345,000 shares of common stock outstanding.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

September 17, 2013:  Common - 2,345,000 shares.

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

On March 6, 2012, James P. Doolin resigned his positions as a director and the President of the Company. Mrs. Nicholl Doolin was named to fill the vacancy on the Board of Directors. Shane Thueson, the Company’s Vice President and a director, was appointed President and Nicholl Doolin was appointed Vice President and Principal Financial Officer. Shane Thueson will continue as the Company’s Principal Executive Officer. No compensation arrangements have been agreed upon with Nicholl Doolin. Mrs. Doolin is married to James P. Doolin. James P. Doolin will consultant with the Company respecting its ongoing business operations.

Business

Principal Products or Services and Their Markets

4th Grade is an independent film and content production company. The Company is engaged in developing content, securing financing, producing, marketing and distributing films within the independent film community.  The Company also is involved in the Corporate Promotional Video Market. The Company focuses on independent film projects with budgets ranging from $25,000 to $250,000, and on producing multimedia content for corporate customers.

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

Along with marketing screenplays the Company has begun a new line of business within the video production arena. The new line of business is involved in producing corporate and promotional videos. The Company has started to market and work within the Corporate Promotional Video market.

Distribution Methods of the Products or Services

Through its relationship with Circus Road Films, Vanguard Cinema and others, the Company distributes and/or licenses St. Julian to worldwide film distributors and retailers. The Company markets it promotional video services directly to potential customers.

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

Dependence on One or a Few Major Customers

Currently the Company’s financial success relies on the success of the Company’s film content and promotional video services.  Currently the Company’s only produced  film content is St. Julian and the Company has signed two agreements with Vanguard conveying worldwide rights to distribute the film. The Company recently completed its first promotional video project for a corporate customer.

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

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the SEC at their internet site www.sec.gov.

ITEM 1A.  RISK FACTORS

We are not required to provide risk factors; however, we are subject to all of the risks inherent in a small company like ours, which has limited cash resources and a limited public market for our outstanding shares.

ITEM 2.  PROPERTIES

4th Grade’s executive officer currently provides office space, use of telephone lines and computer systems to the Company. The Company accrues a liability to the Company’s shareholder, James Doolin, at $75 per month for use of the office space, telephone and computer systems.  The Company used an allocation method of these expenses estimated by the Company. The Company estimates that if these expenses were recorded on a stand-alone basis the Company would incur $225 per quarter in expenses.  In addition, the Company leases a mail box for approximately $150 per year.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company shares are traded on the OTC Bulletin Board, the symbol is FHGR.  The Company shares have been quoted on the OTC Bulletin Board since April 28, 2009. The following quotes are through the most recent year end:

	Closing Bid
2011	High	Low
July 1 – September 30	1.01	.51
October 1 – December 31	1.05	1.01
2012
January 2 – March 31	1.25	1.05
April 1 – June 30	1.25	1.01
July 2 – September 28	1.05	1.01
October 1 – December 31	1.25	1.01
2013
January 2 – March 29	1.25	1.25
April 1 – June 28	1.26	1.25

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
The following information is provided as of June 30, 2013:

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

Plan of Operation

The Company’s plan of operations for the next 12 months is to continue with its current efforts in the independent film production arena.  The Company has also entered the Corporate Promotional Video Market. 4th Grade has been involved in the film production primarily focused on developing, financing, producing, marketing and distributing film content within the independent film market.

The Company will continue to seek opportunities developing, financing, producing, marketing and distributing additional media content. Over the past twelve months, the Company has developed several screenplays. The screenplays are “Working Late”, “Beaver Parade” and “Devil Music” (working title). The Company has been marketing the screenplays within the independent film community to try to generate interest in one or more of these projects. Over the past few years the Company’s management has developed a network and database of contacts within film studios, productions companies, literary agencies, and management companies, to whom it has concentrated its marketing efforts for the screenplays.

Along with marketing the screenplays the Company began a new line of business within the video production arena. The new line of business is involved in producing corporate and promotional videos. The Company recently completed a promotional video project for a corporate customer. The Company hopes to grow this segment of its business.

The Company’s management may advance the Company monies, not to exceed $150,000, to finance the existing and future projects or fund working capital requirements. The monies advanced from the Company’s management will be non-secured loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm’s length transaction.  The Company is also seeking financing from outside sources to fund future projects. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place and can provide no assurance that it will be able to obtain such funds.

The Company has accumulated losses since inception and has not been able to generate profits from operations. The Company signed a distribution agreement with Vanguard Cinema to distribute St. Julian through various media channels throughout the United States, Puerto Rico and Canada. Effective February 1, 2011 the Company signed a foreign distribution agreement to distribute St. Julian to all other worldwide markets. The Company can provide no assurance that revenue generated from these distribution agreements will be sufficient to fund future operating activities. The Company also recently completed a promotional video project for a customer and generated $2,000 in revenue. Operating capital, including the proceeds to finance the Film has been raised through the Company’s shareholders and management.

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

Results of Operations

Overview

The year ended June 30, 2013 resulted in a net loss of $35,328.  The year ended June 30, 2012, resulted in a net loss of $22,917.

The basic loss per share for the year ended June 30, 2013, was ($0.02) and a loss per share of ($0.01) for the year ended June 30, 2012. Details of changes in revenues and expenses can be found below.

Revenues

The Company has generated $2,097 in revenue, $97 of which was from domestic U.S. sales of St. Julian and $2,000 from the Company’s promotional video services to a related party.

Operating Expenses

Operating expense for the year ended June 30, 2013, increased to $29,341 compared to $17,118 for the year ended June 30, 2012. The increase can be attributed to the impairment of the unamortized film costs of $12,200 incurred during the 12 month period ended June 30, 2013.

Interest Expenses

Interest expense for the year ended June 30, 2013, was $7,887, compared to $5,699 for the year ended June 30, 2012. The outstanding Notes Payable balances were higher in the year ended June 30, 2013; therefore, the Company incurred greater interest expenses in 2013 compared to 2012.

Liquidity and Capital Resources

Balance Sheet Information:

The following information is a summary of our balance sheet as of June 30, 2013:

Summary Balance Sheet as of June 30, 2013
Total Current Assets	$1,091
Total Assets	$1,091
Total Liabilities	$111,919
Accumulated Deficit	$(258,040)
Total Stockholders’ Deficit	$(110,828)

As of June 30, 2013, our total current assets were $1,091 and consisted of cash.

Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity the Company’s auditor believes that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  With monies that the Company’s management and a shareholder have agreed to advance the Company, through a line of credit agreement, and its existing cash balance of $1,091, as of June 30, 2013, the Company deems that it has adequate resources for the Company’s planned operations for the next 12 months.

Management anticipates average monthly expenditures to range between $1,000 and $1,500 per month.  Management is unable to forecast the revenue that the Film or its promotional video services will generate, but given the fact that the Company’s management has agreed to advance the Company monies not to exceed $150,000, the Company may not have sufficient funds to continue to operate over the next twelve months.  If the Company needs funds in excess of $150,000, it will be up to the Company’s management to raise such monies.  These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds.  There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.
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
June 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
4th Grade Films, Inc.

We have audited the accompanying balance sheets of 4th Grade Films, Inc. [a development stage company] as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2013 and 2012 and for the period from inception [April 25, 2007] through June 30, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4th Grade Films, Inc. [a development stage company] as of June 30, 2013 and 2012, and the results of its operations and their cash flows for the years ended June 30, 2013 and 2012 and for the period from inception [April 25, 2007] through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ MANTYLA MCREYNOLDS LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
September 24, 2013

4th Grade Films, Inc.
[A Development Stage Company]
BALANCE SHEETS
June 30, 2013 and 2012

	6/30/2013	6/30/2012

ASSETS
Assets
Current Assets
Cash	$1,091	$3
Accounts Receivable	-	9
Total current assets	1,091	12
Film Costs	-	12,297
Total Assets	$1,091	$12,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accrued Liabilities - related party	$22,701	$19,301
Income Taxes Payable	100	100
Total Current Liabilities	22,801	19,401
Long Term Liabilities
Note Payable - Shareholder	89,118	68,408
Total Long Term Liabilities	89,118	68,408
Total Liabilities	111,919	87,809
Stockholders' Deficit
Preferred Stock - 5,000,000 shares
authorized at $0.01 par; 0 shares
issued and outstanding (Series A
Convertible)	-	-

Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,345,000 shares issued and outstanding	23,450	23,450
Additional Paid-in Capital	123,762	123,762

Deficit Accumulated during the development stage	(258,040)	(222,712)
Total Stockholders' Deficit	(110,828)	(75,500)
Total Liabilities and Stockholders' Deficit	$1,091	$12,309

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
STATEMENTS OF OPERATIONS
For the years ended June 30, 2013 and 2012 and for the
period from Inception [April 25, 2007] through June 30, 2013

	For the	For the
	Year	Year	Since Inception
	Ended	Ended	through
	6/30/2013	6/30/2012	6/30/2013

Revenues	$97	115	$1,231
Revenues - Related Party	2,000	-	2,000
Cost of Revenues	97	115	1,231
Gross Profit	2,000	-	2,000
Operating Expenses
Professional Expenses	16,178	16,004	106,998
SG&A	963	1,114	32,584
Impairment of unamortized film -
development costs	12,200	-	98,917
Total Operating Expenses	29,341	17,118	238,499
Net Loss from Operations	(27,341)	(17,118)	(236,499)
Interest Expense - Related Party	(7,887)	(5,699)	(20,841)
Net Loss Before Income Taxes	(35,228)	(22,817)	(257,340)
Provision for Income Taxes	100	100	700
Net Loss	$(35,328)	$(22,917)	$(258,040)
Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.13)
Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000	2,048,635

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the period from Inception [April 25, 2007]
through June 30, 2013

						Deficit
						Accumulated
					Additional	during the	Total
	Preferred	Common	Preferred	Common	Paid-in	Development	Stockholders'
	Shares	Shares	Stock	Stock	Capital	Stage	Deficit
Balance, April 24, 2007 (Inception)	-	-	$-	$-	$-	$-	$-
Issued common stock to shareholders for payment of expenses April 27, 2007 at $0.007 per share	-	745,000	-	7,450	(2,238)	-	5,212
Issued preferred shares to shareholders for cash, June 1, 2007 at $3.00 per share	30,000	-	300	-	89,700	-	90,000
Net Loss for the Period from 4/25/07 through 6/30/07	-	-	-	-	-	(5,326)	(5,326)
Balance, June 30, 2007	30,000	745,000	300	7,450	87,462	(5,326)	89,886
Issued common stock to shareholders for cash, June 1, 2008 at $0.04 per share	-	1,300,000	-	13,000	39,000	-	52,000
Net loss for the year Ended June 30, 2008		-		-	-	(30,796)	(30,796)
Balance, June 30, 2008	30,000	2,045,000	300	20,450	126,462	(36,122)	111,090
Preferred Shares converted to Common Shares, on a 10 Common Shares for each Preferred Share basis, on August 31, 2008	(30,000)	300,000	(300)	3,000	(2,700)	-
Net loss for the year Ended June 30, 2009		-		-	-	(29,105)	(29,105)
Balance, June 30, 2009	-	2,345,000	-	23,450	123,762	(65,227)	81,985
Net loss for the year Ended June 30, 2010		-		-	-	(96,027)	(96,027)
Balance, June 30, 2010	-	2,345,000	-	23,450	123,762	(161,254)	(14,042)
Net loss for the year Ended June 30, 2011		-		-	-	(38,541)	(38,541)
Balance, June 30, 2011	-	2,345,000	-	23,450	123,762	(199,795)	(52,583)
Net loss for the year Ended June 30, 2012		-		-	-	(22,917)	(22,917)
Balance, June 30, 2012	-	2,345,000	-	23,450	123,762	(222,712)	(75,500)
Net loss for the year Ended June 30, 2013		-		-	-	(35,328)	(35,328)
Balance, June 30, 2013	-	2,345,000	$-	$23,450	$123,762	$(258,040)	$(110,828)
See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
STATEMENTS OF CASH FLOWS
For the years ended June 30, 2013 and 2012 and for the
period from Inception [April 25, 2007] through June 30, 2013

	For the	For the
	Year	Year	Since Inception
	Ended	Ended	through
	6/30/2013	6/30/2012	6/30/2013

Cash Flows from Operating Activities
Net Loss	$(35,328)	$(22,917)	$(258,040)
Adjustments to reconcile net loss to net cash
Provided by/(Used in) by Operating Activities:
Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212
Impairment of Capitalized Film Development Costs	12,200	-	98,917
Additions to Capitalized Film Costs	-	-	(100,149)
Amortization of Film Costs	97	115	1,231
Decrease in Accounts Receivable	9	1,010	-
(Decrease) in Accounts Payable	-	(2,650)	-
Increase in Accrued Liabilities- related party	3,400	1,827	22,701
Increase in Income Taxes Payable	-	-	100
Accrued Interest included in Notes Payable Balance	7,887	5,699	20,841
Net Cash Used in Operating Activities	(11,735)	(16,916)	(209,187)
Cash Flows from Financing Activities
Proceeds from Loan from Shareholder	12,823	16,820	88,278
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000
Net Cash from Financing Activities	12,823	16,820	210,278
Net Increase (Decrease) in cash	1,088	(96)	1,091
Beginning Cash Balance	3	99	-
Ending Cash Balance	$1,091	$3	$1,091

Supplemental Schedule of Cash Flow Activities
Cash paid for
Interest	$-	$-	$-
Income taxes	$100	$100	$700
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to financial statements

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2013

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within general and administrative expenses for penalties and interest expense for interest. For the years ended June 30, 2013 and 2012, we did not have any interest or penalties relating to income taxes.

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

(d) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash.  The Company had $1,091 cash at June 30, 2013.

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

(f) Advertising

Advertising Costs are expensed as incurred. The total advertising expense for the years ended June 30, 2013 and 2012 was $0.

(g) Revenue Recognition

The Company recognizes revenue from the distribution of its films when earned and reported to it by its distributor, Vanguard International Cinema.  The Company recognizes revenues derived from its feature films net of reserves for returns, rebates and other incentives after the distributor has retained a distribution fee as a percentage of revenue.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2013

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

(g) Revenue Recognition (continued)

The Company recognizes revenue from the distribution of its films when earned and reported to it by its distributor, Vanguard International Cinema.  The Company recognizes revenues derived from its feature films net of reserves for returns, rebates and other incentives after the distributor has retained a distribution fee as a percentage of revenue.

Because a third party is the principal distributor of the Company’s films, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from the distributor.  As is typical in the film industry, the distributor may make adjustments in future periods to information previously provided to the Company that could have a material impact on the Company’s operating results in later periods.  Furthermore, management may, in its judgment, make material adjustments in future periods to the information reported by the distributor to ensure that revenues are accurately reflected in the Company’s financial statements.  To date, the distributor has not made subsequent, nor has the Company made, material adjustments to information provided by the distributor and used in the preparation of the Company’s historical financial statements. Revenue from promotional video sales is recognized when the video is delivered and accepted by customers, and collection is reasonably assured.

(h) Accounts Receivable

The Company records an account receivable for revenue earned but net yet collected.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts is provided based on estimated losses.  The allowance for bad debts is $0 and $0 as of June 30, 2013 and 2012, respectively.

(i) Film Costs

In accordance with ASC 926, “Entertainment –Films” (“ASC 926”), Film costs include capitalized production costs. These costs are recognized as operating expenses on an individual film based on the ratio that fiscal 2013’s gross revenues bear to management’s estimate of total remaining ultimate gross revenues. Marketing costs and development costs are charged as operating expenses as incurred.

(j) Long-Lived Assets

The Company assesses impairment of long-lived assets whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. As a result of the Company’s analysis, an impairment charge of $12,200 was recorded for the year ended  June 30, 2013.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2013

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

(k) Impact of New Accounting Standards

In the second quarter of fiscal 2013, the Company adopted ASU 2012-07, “Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs” (“ASU 2012-07”), which would have the effect of incorporating into the fair value measurement used for the impairment analysis of unamortized film costs only information that is known or knowable as of the measurement date, consistent with how information is incorporated into other fair value measurements. ASU 2012-07 is effective for the Company for impairment assessments performed on or after December 15, 2012. Prospective application of ASU 2012-07 had no effect on the consolidated financial statements of the Company for the current periods presented.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its financial statements. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future financial statements.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses from inception through June 30, 2013 of ($258,040), has minimal assets, and has negative working capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These factors may have potential adverse effects on the Company including the ceasing of operations. Management plans include developing film production opportunities or finding a well-capitalized merger candidate to commence operations.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 FILM COSTS

Film costs consisted of the following as of June 30, 2013:

	For the Year Ended	For the Year Ended
	June 30, 2013	June 30, 2012

Opening Balance	$12,297	$12,412
Additions	-	-
	12,297	12,412
Amortization	(97)	(115)
Impairment	(12,200)	-
Ending Balance	$-	$12,297

Development/Preproduction	-	-
Production	-	-
Completed not released	-	-
Completed released	-	12,297
	$-	$12,297

During the year ended June 30, 2013, management determined that the unamortized costs of the film exceeded the net realizable value for the film. Accordingly, the Company recognized an impairment charge of $12,200 on the film. The international distribution of the film has not generated any revenues and future revenues, if any, are expected to be nominal.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2013

NOTE 4 INCOME TAXES

The provision for income taxes consists of the following as of June 30, 2013 and 2012:

	6/30/2013	6/30/2012
FEDERAL
Current	$-	$-
Deferred	-	-
STATE
Current	100	100
Deferred	-	-
TOTAL PROVISION	$100	$100

Deferred income tax assets and liabilities at June 30, 2013 and 2012 consist of the following temporary differences:

	6/30/2013	6/30/2012
DEFERRED TAX ASSETS
Current	$-	$-
Noncurrent
Net operating losses	47,460	26,086
Related party interest	4,168	2,591
Film costs	-	15,865
Total noncurrent	51,628	44,542
Valuation Allowance	(51,628)	(44,542)
NET DEFERRED TAX ASSET	-	-
DEFERRED TAX LIABILITIES	-	-
NET DEFERRED TAXES	$-	$-

The Company’s valuation allowance has increased $7,086 during the year ended June 30, 2013. The income/franchise tax payable at June 30, 2013 of $100 is the minimum tax due to the State of Utah for the year ended June 30, 2013.

The following is a summary of federal net operating loss carryforwards and their expiration dates:

Amount	Expiration
$5,325	6/30/2027
$30,061	6/30/2028
$27,975	6/30/2029
$18,789	6/30/2030
$30,247	6/30/2031
$18,032	6/30/2032
$106,369	6/30/2033

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2013

NOTE 4 INCOME TAXES (continued)

A reconciliation between income taxes at statutory tax rates (20%) and the actual income tax provision for continuing operations as of June 30, 2013 and 2012 is as follows:

	6/30/2013	6/30/2012
Expected provision (based on statutory rate)	$(7,066)	$(4,564)
Effect of:
State minimum tax, net of federal benefit	80	80
Increase/(decrease) in valuation allowance	7,086	4,584
Total actual provision	$100	$100

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

A reconciliation of our unrecognized tax benefits for 2013 is presented in the table below:

	2013	2012
Balance as of beginning of year	$-	$-
Additions based on tax positions related to the current year	-	-
Additions based on tax positions related to the prior year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Balance as of end of year	$-	$-

The tax years ended June 30, 2010, through June 30, 2013 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2013

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

As of June 30, 2013, James Doolin, a shareholder of the Company and former President and Director, had loaned the Company a total of $52,087 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2014.  As of June 30, 2013, the outstanding note payable to the shareholder was $69,648, which includes $17,561in accrued interest.  For the fiscal year ended June 30, 2013 the Company accrued interest of $6,407 on the note.

As of June 30, 2013 a shareholder had loaned the Company a total of $16,191 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2014.  As of June 30, 2013, the outstanding note payable to the shareholder was $19,470, which includes $3,279 in accrued interest.  For the fiscal year ended June 30, 2013 the Company accrued interest of $1,480 on the note.

As of June 30, 2013, approximately 75.5% of the Company’s issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space, telephone service, and computer usage from a shareholder of the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable.  The amount expensed and accrued for the year ended June 30, 2013 was $900. The Company also pays James Doolin a fee of $500 per Form 10-Q and $1,000 per Form 10-K to prepare the Company’s EDGAR filings. As of June 30 2013, the Company has accrued $8,175 in unpaid fees from this arrangement.

4th Grade Films, Inc.
[A Development Stage Company]
Notes to the Financial Statements
June 30, 2013

NOTE 6 OFFICER COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS (continued)

During the year ended June 30, 2013, the Company completed a $2,000 promotional video project for a corporate entity. The corporate entity is controlled by a relative of Shane Thueson, the Company’s President.

During the years ended June 30, 2013 and 2012 legal services were provided by a shareholder.  The total expense incurred for these services was $460 and $427 for the years ending June 30, 2013 and 2012, respectively.  As of June 30, 2013 and 2012, the outstanding amounts payable to the shareholder was $14,526, and $14,099, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of June 30, 2013, our internal control over financial reporting was effective.

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

Shane E. Thueson, President, Chief Executive Officer and a director, is 37 years of age. Mr. Thueson attended, but did not graduate from Brigham Young University, where he studied history.  Mr. Thueson worked for an entertainment management production company, Benderspink Management and Productions, in Hollywood, California, from 2001 through 2002.  Mr. Thueson was also employed as the Marketing Programs Manager for an internet technology company based in Orem, Utah.  Mr. Thueson resigned as the Marketing Programs manager in March 2005, to become a full-time screenplay writer.  For the past five years Mr. Thueson has developed and written numerous original screenplays.  In addition to being the Vice President of 4th Grade Films, Inc., Mr. Thueson was also an officer and director of Hangman Productions, Inc. and Cole, Inc. In December, 2003, Cole Inc. changed its name to Reflect Scientific, Inc., at which time Mr. Thueson resigned. In April, 2010, Hangman Productions, Inc. changed its name to Lyfe Communications, Inc. at which time Mr. Thueson resigned.

Nicholl Doolin, Vice President, Chief Financial Officer and a director, is 36 years of age. Mrs. Doolin graduated from the University of Utah, in Salt Lake City, Utah. She graduated with a bachelor of fine arts. Mrs. Doolin has worked within the film, fashion, and entertainment industry for the 11 years.  She has worked throughout Europe and the United States.  She has been an active member of the Screen Actors Guild since 2002.  In addition to being the Vice President of 4th Grade Films, Inc., Mrs. Doolin was also an officer and director of Plan A Promotions, Inc.  In June 2011, Plan A Promotions, Inc. completed a change of control transaction at which time Mrs. Doolin resigned. Mrs. Doolin is wife to James Doolin, the former President and Director of 4th Grade Films, Inc.

John K. Winchester, Secretary and director, is 38 years of age.  Mr. Winchester graduated from the University of Utah, in Salt Lake City.  He graduated with a bachelor of science, communication degree.  Mr. Winchester served as the district merchandising coordinator for Sony Computer Entertainment America, Inc., from 2000 through 2004.  Mr. Winchester has managed an environmental irrigation company based in Sandy, Utah, since 2004. In addition to being the Secretary of 4th Grade Films, Inc. a reporting entity, Mr. Winchester was also an officer and director of Hangman Productions, Inc. In April, 2010, Hangman Productions, Inc. changed its name to Lyfe Communications, Inc. at which time Mr. Winchester resigned.

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

Compliance With Section 16(a) of the Exchange Act

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended June 30, 2013, the following were filed, but not timely:

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

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Shane E. Thueson, Director & President	06/30/13 06/30/12 06/30/11	-	-	-	-	-	-	-	-
James P. Doolin, Former Director & President	06/30/11	-	-	-	-	-	-	-	-
Nicholl Doolin Director & Vice President	06/30/13 06/30/12	-	-	-	-	-	-	-	-
John K. Winchester Director & Secretary	06/30/13 06/30/12 06/30/11	-	-	-	-	-	-	-	-

No deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the year ended June 30, 2013. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of June 30, 2013.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 2,345,000 shares of common stock outstanding at that date.

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

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common Stock	Nicholl Doolin* 1030 Military Dr. Salt Lake City, Utah 84105	898,000	*	38.2%
Common Stock	Shane E. Thueson 10972 Cindy Circle Sandy, Utah 84092	1,000		0%
Common Stock	John K. Winchester 762 East Gable Street Midvale, Utah 84047	1,000		0%
TOTAL OFFICERS AND DIRECTORS		900,000		38.2%

* Nicholl Doolin is married to James P. Doolin, who owns 898,000 shares of the Company’s common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following information is provided as of June 30, 2013

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

As of June 30, 2013, James Doolin, a shareholder of the Company and former President and Director, had loaned the Company a total of $52,087 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2014.  As of June 30, 2013, the outstanding note payable to the shareholder was $69,648, which includes $17,561in accrued interest.  For the fiscal year ended June 30, 2013 the Company accrued interest of $6,407 on the note.

As of June 30, 2013 a shareholder had loaned the Company a total of $16,191 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2014.  As of June 30, 2013, the outstanding note payable to the shareholder was $19,470, which includes $3,279 in accrued interest.  For the fiscal year ended June 30, 2013 the Company accrued interest of $1,480 on the note.

As of June 30, 2013, approximately 75.5% of the Company’s issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space, telephone service, and computer usage from a shareholder of the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable.  The amount expensed and accrued for the year ended June 30, 2013 was $900. The Company also pays James Doolin a fee of $500 per Form 10-Q and $1,000 per Form 10-K to prepare the Company’s EDGAR filings. As of June 30 2013, the Company has accrued $8,175 in unpaid fees from this arrangement.

During the year ended June 30, 2013, the Company completed a promotional video project for a corporate entity. The corporate entity is controlled by a relative of Shane Thueson, the Company’s President.

During the years ended June 30, 2013 and 2012 legal services were provided by a shareholder.  The total expense incurred for these services was $460 and $427 for the years ending June 30, 2013 and 2012, respectively.  As of June 30, 2013 and 2012, the outstanding amounts payable to the shareholder was $14,526, and $14,099, respectively.

Promoters and Certain Control Persons

Except as stated in the heading “Transactions with Related Persons,” above, there are no other reportable transactions with promoters or founders.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2013 and 2012:

	2013	2012
Fee Category
Audit fees	$9,328	$11,460
Audit-related fees	-	-
Tax fees	425	425
All other fees	-	-
Total fees	$9,753	$11,885

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

4TH GRADE FILMS, INC.

Date:	September 24, 2013	By:	/s/Shane Thueson
Shane Thueson
Principal Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

4TH GRADE FILMS, INC.

Date:	September 24, 2013	By:	/s/Shane Thueson
Shane Thueson
Principal Executive Officer, President and Director

Date:	September 24, 2013	By:	/s/Nicholl Doolin
Nicholl Doolin
Principal Financial Officer, Vice President and Director