Form 10-Q
period 2013-09-30
4th Grade Films Inc
filed 2013-11-12
CIK 1400683

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 12, 2013
Common Capital Voting Stock, $0.01 par value per share	2,345,000 shares

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

September 30, 2013
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Balance Sheets
September 30, 2013 and June 30, 2013
(Unaudited)

	9/30/2013	6/30/2013

ASSETS
Assets
Current Assets
Cash	$1,141	$1,091
Accounts Receivable	91	-
Total current assets	1,232	1,091

Total Assets	$1,232	$1,091

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accrued Liabilities - related party	$25,511	$22,701
Accounts Payable	7,455	-
Income Taxes Payable	100	100
Total Current Liabilities	33,066	22,801
Long Term Liabilities
Note Payable - Shareholder	91,869	89,118
Total Long Term Liabilities	91,869	89,118
Total Liabilities	124,935	111,919
Stockholders' Deficit
Preferred Stock - 5,000,000 shares
authorized at $0.01 par; 0 shares
issued and outstanding (Series A
Convertible)	-	-

Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,345,000 shares issued and outstanding	23,450	23,450
Additional Paid-in Capital	123,762	123,762

Deficit Accumulated during the development stage	(270,915)	(258,040)
Total Stockholders' Deficit	(123,703)	(110,828)
Total Liabilities and Stockholders' Deficit	$1,232	$1,091

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended September 30, 2013 and 2012, and
For the Period from Inception [April 25, 2007] through September 30, 2013
(Unaudited)

	For the	For the
	Three Months	Three Months	Since Inception
	Ended	Ended	through
	9/30/2013	9/30/2012	9/30/2013

Revenues	$141	$-	$1,372
Revenues - Related Party	-	-	2,000
Total Revenues	141	-	3,372
Cost of Revenues	-	-	1,231
Gross Profit	141	-	2,141

Operating Expenses
Professional Expenses	10,540	9,025	117,538
SG&A	225	235	32,809
Impairment of unamortized film -
development costs	-	-	98,917

Total Operating Expenses	10,765	9,260	249,264

Net Loss from Operations	(10,624)	(9,260)	(247,123)

Interest Expense - Related Party	(2,251)	(1,734)	(23,092)

Net Loss Before Income Taxes	(12,875)	(10,994)	(270,215)

Provision for Income Taxes	-	-	700

Net Loss	$(12,875)	$(10,994)	$(270,915)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.13)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000	2,060,247

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended September 30, 2013 and 2012, and
For the Period from Inception [April 25, 2007] through September 30, 2013
 (Unaudited)

	For the	For the
	Three Months	Three Months	Since Inception
	Ended	Ended	through
	9/30/2013	9/30/2012	9/30/2013

Cash Flows from Operating Activities
Net Loss	$(12,875)	$(10,994)	$(270,915)

Adjustments to reconcile net loss to net cash
Provided by/(Used in) by Operating Activities:

Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212
Impairment of Capitalized Film Development Costs	-	-	98,917
Additions to Capitalized Film Costs	-	-	(100,149)
Amortization of Film Costs	-	-	1,231
(Increase)/Decrease in Accounts Receivable	(91)	9	(91)
Increase/(Decrease) in Accounts Payable	7,455	7,525	7,455
Increase/(Decrease) in Accrued Liabilities- related party	2,810	1,225	25,511
Increase/(Decrease) in Income Taxes Payable	-	-	100
Accrued Interest included in Notes Payable Balance	2,251	1,734	23,092

Net Cash Used in Operating Activities	(450)	(501)	(209,637)

Cash Flows from Financing Activities

Proceeds from Loan from Shareholder	500	500	88,778
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000

Net Cash from Financing Activities	500	500	210,778

Net Increase (Decrease) in cash	50	(1)	1,141

Beginning Cash Balance	1,091	3	-

Ending Cash Balance	$1,141	$2	$1,141

Supplemental Schedule of Cash Flow Activities

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$700
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2013
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the period ended September 30, 2013, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The  Company  has  accumulated  losses  since  inception,  has minimal assets,  and has a net loss of $12,875 for the three months ended September 30, 2013.  Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

As of September 30, 2013, James Doolin, a shareholder of the Company and a former officer and director, loaned the Company an aggregate of $52,587 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $100,000.  The line accrues interest at 10% per annum and matures on December 31, 2014. As of September 30, 2013, the outstanding balance owed to the shareholder was $71,908 including accrued interest. For the three months ended September 30, 2013 the Company accrued interest of $1,760 on the line.

As of September 30, 2013, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $16,191 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2014.  As of September 30, 2013, the outstanding balance owed to the shareholder was $19,961, including accrued interest.  For the three months ended September 30, 2013 the Company has accrued interest of $491 on the line.

As of September 30, 2013, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space from a shareholder of the Company at a cost of $75 per month. The Company also pays James Doolin a fee of $500 per Form 10-Q and $1,000 per Form 10-K to prepare the Company’s EDGAR filings. As of September 30, 2013, the Company has accrued $9,400 related to these arrangements.

During the quarter ended September 30, 2013 legal services were provided by a shareholder.  The total expense incurred for these services was $1,585 for the quarter ending September 30, 2013.  As of September 30, 2013, the outstanding amounts payable to the shareholder was $16,111.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company recently began discussions with an independent film producer to provide screenplay writing services (“Pre-Production Services”) to the producer. The Company expects to execute an agreement within the next quarter whereby the Company will provide Pre-Production Services to the producer.

Along with marketing screenplays and providing Pre-Production Services the Company began a new line of business within the video production arena. The new line of business is involved in producing corporate and promotional videos. For the year ending June 30, 2013, the Company completed a promotional video project for a corporate customer. The Company hopes to grow this line of its business.

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

Results of Operations

Overview

The three months ended September 30, 2013 resulted in a net loss of $12,875.  The three months ended September 30, 2012, resulted in a net loss of $10,994.

The basic loss per share for the three months ended September 30, 2013, was $0.01 and a loss per share of $0.01 for the three months ended September 30, 2012. Details of changes in revenues and expenses can be found below.

Revenues

The Company generated $141 in revenue from the Film for the  three month period ended September 30, 2013, and generated no revenue for the three month period ended September 30, 2012.

Operating Expenses

Operating expense for the three months ended September 30, 2013, increased to $10,765 compared to $9,260 for the three months ended September 30, 2012. The increase can be attributed to higher legal fees.

Interest Expenses

Interest expense for the three months ended September 30, 2013, was $2,251, compared to $1,734 for the three months ended September 30, 2012. The outstanding Notes Payable balances were higher for the three months ended September 30, 2013; therefore, the Company incurred greater interest expenses compared to the three month period ended September 30, 2012.

Liquidity and Capital Requirements

As of September 30, 2013, the Company had current assets of $1,232 and $33,066 in current liabilities.  The Company had no inventory as of September 30, 2013.

The Company has a cash balance of $1,141 as of September 30, 2013.  Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company’s management will continue to advance the Company monies not to exceed $150,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  Currently two shareholders, James Doolin and Michael Doolin, have loaned the Company money. James Doolin has loaned the Company approximately $52,587 in principal. Michael Doolin has loaned the Company $16,191 in principal. If the Company needs funds in excess of $150,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

4TH GRADE FILMS, INC.
(Issuer)

Date:	11/12/13	By:	/s/Shane Thueson
Shane Thueson, Principal Executive Officer, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	11/12/13	By:	/s/Nicholl Doolin
Nicholl Doolin, Principal Financial Officer, Vice President & Director