Form 10-Q
period 2013-12-31
4th Grade Films Inc
filed 2014-01-24
CIK 1400683

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 24, 2014
Common Capital Voting Stock, $0.01 par value per share	2,345,000 shares

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

December 31, 2013
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Balance Sheets
December 31, 2013 and June 30, 2013
(Unaudited)

	12/31/2013	6/30/2013

ASSETS
Assets
Current Assets
Cash	$685	$1,091
Total current assets	685	1,091

Total Assets	$685	$1,091

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accrued Liabilities - related party	$26,236	$22,701
Unearned Revenue	1,500	-
Income Taxes Payable	-	100
Total Current Liabilities	27,736	22,801
Long Term Liabilities
Note Payable - Shareholder	102,279	89,118
Total Long Term Liabilities	102,279	89,118
Total Liabilities	130,015	111,919
Stockholders' Deficit
Preferred Stock - 5,000,000 shares
authorized at $0.01 par; 0 shares
issued and outstanding (Series A
Convertible)	-	-

Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,345,000 shares issued and outstanding	23,450	23,450
Additional Paid-in Capital	123,762	123,762

Deficit Accumulated during the development stage	(276,542)	(258,040)
Total Stockholders' Deficit	(129,330)	(110,828)
Total Liabilities and Stockholders' Deficit	$685	$1,091

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended December 31, 2013 and 2012, and
For the Period from Inception [April 25, 2007] through December 31, 2013
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months	Since Inception
	Ended	Ended	Ended	Ended	through
	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013

Revenues	$-	$-	$141	-	$1,372
Revenues - Related Party	-	-	-	-	2,000
Total Revenues	-	-	141	-	3,372
Cost of Revenues	-	-	-	-	1,231
Gross Profit	-	-	141	-	2,141

Operating Expenses
Professional Expenses	2,775	2,428	13,315	11,453	120,313
SG&A	416	251	641	486	33,225
Impairment of film -
development costs	-	-	-	-	98,917

Total Operating Expenses	3,191	2,679	13,956	11,939	252,455

Net Loss from Operations	(3,191)	(2,679)	(13,815)	(11,939)	(250,314)

Interest Expense - Related Party	(2,436)	(1,952)	(4,687)	(3,686)	(25,528)

Net Loss Before Income Taxes	(5,627)	(4,631)	(18,502)	(15,625)	(275,842)

Provision for Income Taxes	-	-	-	-	(700)

Net Loss	$(5,627)	$(4,631)	$(18,502)	$(15,625)	$(276,542)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.13)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000	2,345,000	2,345,000	2,070,984

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended December 31, 2013 and 2012, and
For the Period from Inception [April 25, 2007] through December 31, 2013
 (Unaudited)

	For the	For the
	Six Months	Six Months	Since Inception
	Ended	Ended	through
	12/31/2013	12/31/2012	12/31/2013

Cash Flows from Operating Activities
Net Loss	$(18,502)	$(15,625)	$(276,542)

Adjustments to reconcile net loss to net cash
Provided by/(Used in) Operating Activities:

Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212
Impairment of Capitalized Film Development Costs	-	-	98,917
Additions to Capitalized Film Costs	-	-	(100,149)
Amortization of Film Costs	-	-	1,231
(Increase)/Decrease in Accounts Receivable	-	9	-
Increase/(Decrease) in Accounts Payable	-	1,678	-
Increase/(Decrease) in Unearned Revenue	1,500	-	1,500
Increase/(Decrease) in Accrued Liabilities- related party	3,535	1,950	26,236
Increase/(Decrease) in Income Taxes Payable	(100)	(100)	-
Accrued Interest included in Notes Payable Balance	4,687	3,686	25,528

Net Cash Used in Operating Activities	(8,880)	(8,402)	(218,067)

Cash Flows from Financing Activities

Proceeds from Loan from Shareholder	8,474	8,405	96,752
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000

Net Cash from Financing Activities	8,474	8,405	218,752

Net Increase (Decrease) in cash	(406)	3	685

Beginning Cash Balance	1,091	3	-

Ending Cash Balance	$685	$6	$685

Supplemental Schedule of Cash Flow Activities

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$700
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2013
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the period ended December 31, 2013, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses since inception, has minimal assets, and has a net loss of $5,627 for the three months ended December 31, 2013.  Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community and provide filming related services.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For production services, the Company recognizes revenue when services have been rendered and accepted by the customer, price is fixed or determinable, evidence of an arrangement exists, and collection is reasonably assured. As of December 31, 2013, the Company had unearned revenues of $1,500.

NOTE 4 DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

As of December 31, 2013, James Doolin, a shareholder of the Company and a former officer and director, loaned the Company an aggregate of $53,532 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $100,000.  The line accrues interest at 10% per annum and matures on December 31, 2016. As of December 31, 2013, the outstanding balance owed to the shareholder was $74,691 including accrued interest. For the three months ended December 31, 2013 the Company accrued interest of $1,839 on the line.

As of December 31, 2013, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $23,221 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2016.  As of December 31, 2013, the outstanding balance owed to the shareholder was $27,588, including accrued interest.  For the three months ended December 31, 2013 the Company has accrued interest of $597 on the line.

As of December 31, 2013, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space from a shareholder of the Company at a cost of $75 per month. The Company also pays James Doolin a fee of $500 per Form 10-Q and $1,000 per Form 10-K to prepare the Company’s EDGAR filings. As of December 31, 2013, the Company has accrued $10,125 related to these arrangements.

As of December 31, 2013, the Company had an accrued liability owed to a shareholder of $16,111 for legal services provided in prior periods.  No services were provided for the quarter ending December 31, 2013.

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

The Company recently began discussions with independent film producers to provide screenplay writing services (“Pre-Production Services”) to producers. During the quarter ended December 31, 2013 the Company executed a Pre-Production Services Agreement whereby the Company will develop and draft a screenplay for a producer.

Along with marketing screenplays and providing Pre-Production Services the Company began a new line of business within the video production arena. The new line of business is involved in producing corporate and promotional videos. For the year ending June 30, 2013, the Company completed a promotional video project for a corporate customer. The Company hopes to grow this line of its business. The Company anticipates that it will produce more corporate and promotional videos for clients over the next twelve months.

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

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Overview

The three months ended December 31, 2013 resulted in a net loss of $5,627.  The three months ended December 31, 2012, resulted in a net loss of $4,631.

The basic loss per share for the three months ended December 31, 2013, was $0.01 and a loss per share of $0.01 for the three months ended December 31, 2012. Details of changes in revenues and expenses can be found below.

Revenues

The Company generated no revenue from the Film for the three month periods ended December 31, 2013 and December 31, 2012.

Operating Expenses

Operating expense for the three months ended December 31, 2013, increased to $3,191 compared to $2,679 for the three months ended December 31, 2012. The increase can be attributed to higher SG&A and professional expenses.

Interest Expenses

Interest expense for the three months ended December 31, 2013, was $2,436, compared to $1,952 for the three months ended December 31, 2012. The outstanding Notes Payable balances were higher for the three months ended December 31, 2013; therefore, the Company incurred greater interest expenses compared to the three month period ended December 31, 2012.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Overview

The six months ended December 31, 2013 resulted in a net loss of $18,502.  The six months ended December 31, 2012, resulted in a net loss of $15,625.

The basic loss per share for the six months ended December 31, 2013, was $0.01 and a loss per share of $0.01 for the six months ended December 31, 2012. Details of changes in revenues and expenses can be found below.

Revenues

The Company generated $141 in revenue in the six month period ended December 31, 2013 and no revenue for the same period ended in 2012.

 Operating Expenses

Operating expense for the six months ended December 31, 2013, increased to $13,956 compared to $11,939 for the six months ended December 31, 2012. The increase can be attributed to higher SG&A and professional expenses.

Interest Expenses

Interest expense for the six months ended December 31, 2013, was $4,687, compared to $3,686 for the six months ended December 31, 2012. The outstanding Notes Payable balances were higher for the six months ended December 31, 2013; therefore, the Company incurred greater interest expenses compared to the six month period ended December 31, 2012.

Liquidity and Capital Requirements

As of December 31, 2013, the Company had current assets of $685 and $27,736 in current liabilities.

The Company has a cash balance of $685 as of December 31, 2013.  Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company’s management will continue to advance the Company monies not to exceed $150,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  Currently two shareholders, James Doolin and Michael Doolin, have loaned the Company money. James Doolin has loaned the Company approximately $53,532 in principal. Michael Doolin has loaned the Company $23,221 in principal. If the Company needs funds in excess of $150,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

4TH GRADE FILMS, INC.
(Issuer)

Date:	January 24, 2014	By:	/s/Shane Thueson
Shane Thueson, Principal Executive Officer, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	January 24, 2014	By:	/s/Nicholl Doolin
Nicholl Doolin, Principal Financial Officer, Vice President & Director