Form 10-Q
period 2014-03-31
4th Grade Films Inc
filed 2014-05-01
CIK 1400683

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-52825

4TH Grade Films, Inc.

(Exact name of the issuer as specified in its charter)

Utah	20-8980078
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1338 South Foothill Drive #163
Salt Lake City, UT 84108
(Address of Principal Executive Offices)

(801) 649-3519
(Issuer’s Telephone Number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒   No ☐ (The Registrant does not have a corporate Web site.)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☐

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 1, 2014
Common Capital Voting Stock, $0.01 par value per share	2,345,000 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

March 31, 2014

C O N T E N T S

4th Grade Films, Inc.

(A Development Stage Company)

Condensed Balance Sheets

March 31, 2014 and June 30, 2013

(Unaudited)

	3/31/2014	6/30/2013
ASSETS
Assets
Current Assets
Cash	$33	$1,091
Total current assets	33	1,091
Total Assets	$33	$1,091

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accrued Liabilities - related party	$26,961	$22,701
Unearned Revenue	1,500	-
Income Taxes Payable	-	100
Total Current Liabilities	28,461	22,801
Long Term Liabilities
Note Payable - Shareholder	106,072	89,118
Total Long Term Liabilities	106,072	89,118
Total Liabilities	134,533	111,919
Stockholders' Deficit
Preferred Stock - 5,000,000 shares authorized at $0.01 par; 0 shares issued and outstanding (Series A Convertible)	-	-
Common Stock - 50,000,000 shares authorized at $0.01 par; 2,345,000 and 2,345,000 shares issued and outstanding, respectively	23,450	23,450
Additional Paid-in Capital	123,762	123,762
Deficit Accumulated during the development stage	(281,712)	(258,040)
Total Stockholders' Deficit	(134,500)	(110,828)
Total Liabilities and Stockholders' Deficit	$33	$1,091

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.

 (A Development Stage Company)

Condensed Statements of Operations

For the Three and Nine months Ended March 31, 2014 and 2013, and

For the Period from Inception [April 25, 2007] through March 31, 2014

(Unaudited)

	For the	For the	For the	For the	Since
	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	through
	3/31/2014	3/31/2013	3/31/2014	3/31/2013	3/31/2014
Revenues	$-	$97	$141	$97	$1,372
Revenues - Related Party	-	-	-	-	2,000
Total Revenues	-	97	141	97	3,372
Cost of Revenues	-	97	-	97	1,231
Gross Profit	-	-	141	-	2,141

Operating Expenses
Professional Expenses	2,400	2,375	15,715	13,828	122,713
SG&A	228	232	869	718	33,453
Impairment of film -development costs	-	12,200	-	12,200	98,917
Total Operating Expenses	2,628	14,807	16,584	26,746	255,083

Net Loss from Operations	(2,628)	(14,807)	(16,443)	(26,746)	(252,942)
Interest Expense - Related Party	(2,542)	(2,030)	(7,229)	(5,716)	(28,070)
Net Loss Before Income Taxes	(5,170)	(16,837)	(23,672)	(32,462)	(281,012)
Provision for Income Taxes	-	-	-	-	(700)
Net Loss	$(5,170)	$(16,837)	$(23,672)	$(32,462)	$(281,712)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.14)

Basic and Diluted Weighted Average Shares Outstanding	2,345,000	2,345,000	2,345,000	2,345,000	2,080,731

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Nine months Ended March 31, 2014 and 2013, and

For the Period from Inception [April 25, 2007] through March 31, 2014

(Unaudited)

	For the	For the	Since
	Nine Months	Nine Months	Inception
	Ended	Ended	through
	3/31/2014	3/31/2013	3/31/2014
Cash Flows from Operating Activities
Net Loss	$(23,672)	$(32,462)	$(281,712)
Adjustments to reconcile net loss to net cash from Operating Activities:
Issued Common Stock in Exchange for Payment of Expenses	-	-	5,212
Impairment of Capitalized Film Development Costs	-	12,200	98,917
Additions to Capitalized Film Costs	-	-	(100,149)
Amortization of Film Costs	-	97	1,231
(Increase)/Decrease in Accounts Receivable	-	(88)	-
Increase/(Decrease) in Accounts Payable	-	1	-
Increase/(Decrease) in Unearned Revenue	1,500	-	1,500
Increase/(Decrease) in Accrued Liabilities- related party	4,260	2,675	26,961
Increase/(Decrease) in Income Taxes Payable	(100)	(100)	-
Accrued Interest included in Notes Payable Balance	7,229	5,716	28,070
Net Cash from Operating Activities	(10,783)	(11,961)	(219,970)

Cash Flows from Financing Activities
Proceeds from Loan from Shareholder	9,725	11,958	98,003
Payments on Loan from Shareholder	-	-	(20,000)
Issued Common Stock for Cash	-	-	52,000
Issued Preferred Stock for Cash	-	-	90,000
Net Cash from Financing Activities	9,725	11,958	220,003

Net Increase (Decrease) in cash	(1,058)	(3)	33
Beginning Cash Balance	1,091	3	-
Ending Cash Balance	$33	$-	$33

Supplemental Schedule of Cash Flow Activities
Cash paid for
Interest	$-	$-	$-
Income taxes	$100	$100	$700
Common Stock Issued in Exchange for Payment of Expenses	$-	$-	$5,212

See accompanying notes to condensed financial statements.

4th Grade Films, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

March 31, 2014

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the period ended March 31, 2014, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses since inception, has minimal assets, and has a net loss of $5,170 for the three months ended March 31, 2014.  Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop, finance, produce, market and distribute films within the independent film community and provide filming related services.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For production services, the Company recognizes revenue when services have been rendered and accepted by the customer, price is fixed or determinable, evidence of an arrangement exists, and collection is reasonably assured. As of March 31, 2014, the Company had unearned revenues of $1,500.

NOTE 4 DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

As of March 31, 2014, James Doolin, a shareholder of the Company and a former officer and director, loaned the Company an aggregate of $54,782 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $100,000.  The line accrues interest at 10% per annum and matures on December 31, 2016. As of March 31, 2014, the outstanding balance owed to the shareholder was $77,804 including accrued interest. For the three months ended March 31, 2014 the Company accrued interest of $1,862 on the line.

As of March 31, 2014, Michael Doolin, a shareholder of the Company, loaned the Company an aggregate of $23,221 on an unsecured line of credit.  The total funding available to the Company under the line of credit is $50,000.  The line accrues interest at 10% per annum and matures on December 31, 2016.  As of March 31, 2014, the outstanding balance owed to the shareholder was $28,268, including accrued interest.  For the three months ended March 31, 2014 the Company has accrued interest of $680 on the line.

As of March 31, 2014, approximately 77.9% of the Company's issued and outstanding common stock is controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rents office space from a shareholder of the Company at a cost of $75 per month. The Company also pays James Doolin a fee of $500 per Form 10-Q and $1,000 per Form 10-K to prepare the Company’s EDGAR filings. As of March 31, 2014, the Company has accrued $10,850 related to these arrangements.

As of March 31, 2014, the Company had an accrued liability owed to a shareholder of $16,111 for legal services provided in prior periods.  No services were provided for the quarter ending March 31, 2014.

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

The Company recently began discussions with independent film producers to provide screenplay writing services (“Pre-Production Services”) to producers. During the quarter ended December 31, 2013 the Company executed a Pre-Production Services Agreement whereby the Company will develop and draft a screenplay for a producer. The screenplay will be completed by the year ending June 30, 2014.

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

The Company has accumulated losses since inception and has not been able to generate profits from operations. The Company signed a distribution agreement with Vanguard Cinema to distribute its independently produced feature-length film, The Four Stories of St. Julian (“St. Julian”) through various media channels throughout the United States, Puerto Rico and Canada. Effective February 1, 2011 the Company signed a foreign distribution agreement to distribute St. Julian to all other worldwide markets. The Company can provide no assurance that revenue generated from these distribution agreements will be sufficient to fund future operating activities.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Overview

The three months ended March 31, 2014 resulted in a net loss of $5,170.  The three months ended March 31, 2013, resulted in a net loss of $16,837. During the three months ended March 31, 2013 the Company recorded an impairment charge of $12,200 related to St. Julian.

The basic loss per share for the three months ended March 31, 2014, was $0.01 compared to a loss per share of $0.01 for the three months ended March 31, 2013. Details of changes in revenues and expenses can be found below.

Revenues

The Company generated no revenue during the three month periods ended March 31, 2014 and generated $97 during the three months ended March 31, 2013.

Operating Expenses

Operating expense for the three months ended March 31, 2014, decreased to $2,628 compared to $14,807 for the three months ended March 31, 2013. The decrease can be attributed to the impairment of the film asset.

Interest Expenses

Interest expense for the three months ended March 31, 2014, was $2,542, compared to $2,030 for the three months ended March 31, 2013. The outstanding Notes Payable balances were higher for the three months ended March 31, 2014; therefore, the Company incurred greater interest expenses compared to the three month period ended March 31, 2013.

Nine Months Ended March 31, 2014 Compared to Nine months Ended March 31, 2013

Overview

The nine months ended March 31, 2014 resulted in a net loss of $23,672.  The nine months ended March 31, 2013, resulted in a net loss of $32,462.

The basic loss per share for the nine months ended March 31, 2014, was $0.01 compared to a loss per share of $0.01 for the nine months ended March 31, 2013. Details of changes in revenues and expenses can be found below.

Revenues

The Company generated $141 in revenue in the nine month period ended March 31, 2014 and $97 in revenue for the same period ended in 2013.

Operating Expenses

Operating expense for the nine months ended March 31, 2014, decreased to $16,584 compared to $26,746 for the nine months ended March 31, 2013. The higher operating expenses in the nine months ended March 31, 2013 can be attributed a $12,200 impairment charge related to the Company’s film asset.

Interest Expenses

Interest expense for the nine months ended March 31, 2014, was $7,229, compared to $5,716 for the nine months ended March 31, 2013. The outstanding Notes Payable balances were higher for the nine months ended March 31, 2014; therefore, the Company incurred greater interest expenses compared to the nine month period ended March 31, 2013.

Liquidity and Capital Requirements

As of March 31, 2014, the Company had current assets of $33 and $28,461 in current liabilities.

The Company has a cash balance of $33 as of March 31, 2014.  Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company’s management will continue to advance the Company monies not to exceed $150,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.  Currently two shareholders, James Doolin and Michael Doolin, have loaned the Company money. James Doolin has loaned the Company approximately $54,782 in principal. Michael Doolin has loaned the Company $23,221 in principal. If the Company needs funds in excess of $150,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

4TH GRADE FILMS, INC.

(Issuer)

Date:	May 1, 2014	By:	/s/Shane Thueson
Shane Thueson, Principal Executive Officer, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 1, 2014	By:	/s/Nicholl Doolin
Nicholl Doolin, Principal Financial Officer, Vice President & Director