Form 10-K
period 2014-06-30
4th Grade Films Inc
filed 2014-10-07
CIK 1400683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52825

STRAINWISE, INC
(Exact name of registrant as specified in its charter)

Utah	20-8980078
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1350 Independence St., Suite 300 Lakewood, CO	80215
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 736-2442

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on December 31, 2013, as quoted on the OTC Bulletin Board, was approximately $-0-.

As of September 30, 2014, the Registrant had 26,948,884 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None

PART I

Cautionary Statement Concerning Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

The identification in this report of factors that may affect the Company’s future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1. BUSINESS

General

On August 19, 2014, pursuant to an Agreement to Exchange Securities (the “Agreement”), the Company (formerly named 4th Grade Films, Inc.) acquired approximately 90% of the outstanding common stock of Strainwise, Inc., a Colorado corporation (“Strainwise Colorado”), in exchange for 23,124,184 shares of the Company’s common stock.

As a result of the acquisition, the Company provides the following services to the eight retail marijuana outlets and one marijuana cultivation and growing facility owned by the Company’s Chief Executive Officer:

●	Branding, marketing, administrative and consulting;
●	Accounting and financial;
●	Compliance.

In addition to the foregoing, the Company plans to:

●	provide nutrients and other cultivation supplies to licensed marijuana growers;
●	provide loans to individuals and business involved in the marijuana industry; and
●	lease equipment and facilities to licensed marijuana growers.

The Company plans to make these services available to retail stores and cultivation and growing facilities in the regulated marijuana industry throughout the United States.

In connection with the acquisition of Strainwise Colorado:

●	The Company caused 1,038,000 shares of its outstanding common stock to be cancelled;
●	Shawn Phillips was appointed a director and the Chief Executive Officer of the Company;

●	Erin Phillips was appointed a director and the President, and Principal Financial and Accounting Officer of the Company;
●	David Modica was appointed a director and Manager of Quality Control of the Company;
●	Shane Thueson, Nicholl Doolin and John Winchester, resigned as officers and directors of the Company; and
●	the Company sold its motion picture film business and related assets to Shane Thueson.

On September 5, 2014 the Company changed its name to Strainwise, Inc.

On September 12, 2014 the Company acquired the remaining outstanding shares of Strainwise Colorado in exchange for the issuance of 2,517,000 shares of its common stock.  In connection with this transaction:

●
the Company issued 1,112,350 Series A warrants to former Strainwise Colorado shareholders in exchange for a like number of warrants held by the former Strainwise Colorado shareholders.  The Series A warrants the Company issued have the same terms as the warrants exchanged by the former Strainwise Colorado shareholders (exercise price: $5.00 per share/expiration date: January 31, 2019).

●
the Company issued 500,000 warrants to one non-affiliated person in exchange for a like number of warrants held by the former Strainwise Colorado warrant holder.  The warrants the Company issued have the same terms as the warrants exchanged by the former Strainwise Colorado warrant holder (exercise price: $0.10 per share/expiration date: January 31, 2019).

Unless otherwise indicated, all references to the Company include the operations of Strainwise Colorado.

Presently, cannabis production and sales are largely the domain of “mom-and-pop” operations that are not as large as they could be since marijuana remains illegal under federal law and banks and credit card companies are prohibited from processing marijuana business transactions according to applicable federal rules and regulations.  However, working within state guidelines, entrepreneurs are moving forward with ambitious cannabis business strategies.  Management believes the current group of retail and cannabis production companies see potential for increased sales and profits, especially if they can transition these mom-and-pop operations to mid-sized businesses, and subsequently transition the mid-sized businesses to larger, national brands.

Shawn Phillips, the founder of Strainwise, owns seven recreational marijuana retail stores, one medical marijuana store, and three sophisticated and efficient product cultivation (“grow”) facilities, which collectively contain approximately 80,000 square feet of growing space (the “Affiliated Entities”).  The eight retail stores have been in operation as medical marijuana, and subsequently, retail marijuana outlets, for between one and three years.

As a result of the ownership and operation of their own retail marijuana stores and growing facilities, Shawn Phillips, and his wife Erin, are aware that the operators of many of the potential client stores need the services the Company plans to provide.  Such services are presently beyond the reach (both financially and operationally) for a large majority of retail owners.  The mom-and-pop owners do not have sufficient economies of scale, nor the level of management sophistication and background to enable them to fully leverage their business opportunity within the marijuana industry.

The Company does not grow marijuana plants, produce marijuana infused products, sell marijuana plants and/or sell marijuana infused products of any nature.

The Company presently provides the following branding and fulfillment services to the eight retail marijuana outlets and one grow facility owned by Shawn Phillips pursuant to Master Service agreements.  The Company plans to make these services available to independent retail stores and grow facilities in the regulated marijuana industry throughout the United States.

●
Branding, Marketing and Administrative Consulting Services:   Customers may contract with the Company to use the Strainwise name, logo and affinity images in their retail store locations. A monthly fee permits the Company’s branding customer to use the Strainwise brand at one specific location. In addition, the Company will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate. This includes services to establish an efficient, predictable production process, as well as, nutrient recipes for consistent and appealing marijuana strains.

●
Accounting and Financial Services:  For a monthly fee, the Company provides its customers with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary, retail store and grow facility. The Company provides bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings on behalf of the Company and the Captive Stores on an ongoing basis.

●
Compliance Services:  The rules, regulations and state laws governing the production, distribution and retail sale of marijuana can be complex, many times obtuse, and may prove cumbersome with which to comply.  Thus, customers may contract with the Company to implement a compliance process, based upon the number and type of licenses and permits for their specific business. The Company provides this service on both an hourly rate and stipulated monthly fee.

●
Nutrient Supplier:   The Company is presently one of the larger, single purchasers of nutrients and other cultivation supplies for the sole purpose of growing marijuana. As a result, the Company is able to make bulk purchases with price breaks, based upon volume.  The Company serves as a sole source nutrient purchasing agent and distributor with pricing based upon its bulk purchasing power.

●
Lending:  The Company will provide loans to individuals and businesses in the cannabis industry. However, Colorado State law does not allow entities operating under a cannabis license to pledge the assets or the license of the cannabis operation for any type of general borrowing activity.  Thus, the Company’s lending will be on an unsecured basis, with reliance on a personal guarantee of the borrower.

●
Lease of Grow Facilities and Equipment: The Company leases grow equipment and facilities on a turn-key basis to customers in the cannabis industry. The Company will also enter into sale lease backs of grow lights, tenant improvements and other grow equipment.

Pursuant to the terms of the Master Service agreements, the marijuana stores and grow facility collectively pay the Company $81,500 each month for branding, marketing, administration, accounting and compliance services.  The Company also supplies nutrients to the one grow facility at a 90% mark-up to the Company’s cost for the nutrients.

The Company’s Master Service agreements with the marijuana outlets and grow facility expire on December 31, 2023.

Operating Leases

On March 7, 2014, the Company leased a grow facility containing approximately 26,700 square feet (“Custer Lease”) for a term of five years commencing on April 1, 2014.  Under the terms of the lease, the Company paid a security deposit of $29,200.  The lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under 459 grow lights.

On April 1, 2014, the Company leased a grow facility containing approximately 65,000 square feet (“51st Ave Lease”) for a term of five years and nine months, commencing on August 17, 2014.  Under the terms of the lease, the Company is obligated to pay a security deposit of $150,000, one-third of which was paid upon the execution of the lease, the second third of which is due and payable after the first harvest or by October 1, 2014, and the final third of which is due and payable after the second harvest or by December 1, 2014.  The lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under 1,680 grow lights.

On April 22, 2014, the Company leased a grow facility containing approximately 38,000 square feet (“Nome Lease”) for a term of seven years, commencing on April 22, 2014.  Under the terms of the lease, the Company paid a security deposit of $133,679.  The lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under 800 grow lights.

On June 10, 2014, the Company leased a grow facility containing approximately 113,000 square feet (“32nd Ave Lease”) for a term of five years and nine months, commencing on July 1, 2014.  Under the terms of the lease, the Company paid a security deposit of $250,000, $150,000 of which was paid upon the execution of the lease, and $100,000 of which will be paid when a certificate of occupancy is issued (expected in early 2015).  The lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under 1,936 grow lights.

The Company has the option to renew the leases described above at the end of their terms at mutually agreed upon rates.  There are no options to purchase the properties underlying these leases.

The future minimum payments under the terms of the Operating Leases are shown below.

Lease Payments Due During Year Ending January 31,
Lease	2015	2016	2017	2018	2019	Thereafter

Custer	59,800	652,900	626,000	481,700	214,700	2,400
51st Ave.	1,058,700	2,616,600	2,662,000	2,772,900	2,893,900	3,206,500
Nome	445,600	549,100	568,100	587,200	625,400	1,289,100
32nd Ave.	557,500	3,390,000	3,408,900	3,634,900	3,851,400	3,625,400
Total	$2,121,600	$7,208,600	$7,265,000	$7,476,700	$7,585,400	$8,123,400

The Company will sublease the grow facilities described above to the Affiliated Entities for their grow operations.  The Company expects to charge the Affiliated Entities approximately 140% of the amount the Company pays the lessors of these properties.

Market Conditions

In Colorado (with 5.1 million residents), the 2013 medical marijuana market, with approximately 500 licensed dispensaries and 110,000 legal medical users, is believed to be approximately $200,000,000.

In January 2014, the market was expanded in Colorado to allow adult use, including adult visitors from other states, of marijuana for recreational purposes. Voters in Washington State recently approved a ballot measure to legalize cannabis for adult use. Many experts predict that other states will follow Colorado and Washington in enacting legislation or approving ballot measures that expand the permitted use of cannabis.

While projections vary widely, many believe that, as a result of the legalization of recreational marijuana in 2014, the Colorado medical and recreational market combined will reach $600,000,000 (according to Colorado State University).

One study of the marijuana industry predicts that by 2018, it will be a $10 billion industry, according to the January 8, 2014, article in the Huffington Post.  These numbers may be conservative when one considers that the alcohol and tobacco industries are both $300 billion plus industries.

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse.  The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”  If the federal government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of September 30, 2014, 21 states and the District of Columbia allow their citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of such federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of such current federal laws could cause significant financial damage to the Company and its shareholders.  While the Company does not intend to harvest, distribute or sell cannabis, the Company may be irreparably harmed by a change in enforcement by the federal or state governments or the enactment of new and more restrictive laws.

Offices

The Company’s offices are located at 1350 Independence Street, Suite 300, Lakewood, CO 80215.  The Company leases its offices from an entity controlled by Erin Phillips, the President and a director of the Company. The lease is for a 31 month period, commencing in January 2014 for 6,176 square feet at an annual rate of $64,848 for the first 12 months, $67,936 for the subsequent 12 months and $41,431 for the subsequent seven months, payable monthly, through October 31, 2016.  As of September 30, 2014, the Company had 10 full time employees and one part time employee.

ITEM 1A.       RISK FACTORS

This section discloses all material risks known to the Company.  The Company does not make, nor has it authorized any other person to make, any representation about the future market value of the Company’s common stock.  In addition to the other information contained in this report, the following factors should be considered carefully in evaluating an investment in the Company’s securities.  If any of the risks discussed below materialize, the Company’s current and intended business could fail and its common stock could decline in value or become worthless.

Risks about the Company’s Business

The Company has a limited operating history and may never be profitable.  Since the Company recently commenced operations under its new business plan, it is difficult for potential investors to evaluate the Company’s business.  The Company will need to raise additional capital in order to fund its operations.  There can be no assurance that the Company will be profitable or that its shares will have any value.

There is substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements have been prepared on a going concern basis, which assumes that it will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a history of losses and further losses may be incurred in the development of the Company’s business.

The Company’s ability to continue as a going concern is dependent upon the Company becoming profitable in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no guarantee that the Company will be successful in achieving these objectives.

All of the Company’s current agreements to provide its services are with affiliated entities, and were not negotiated at arm’s length.  Since all of the Company’s agreements to provide services are with affiliated entities and were not negotiated at arm’s length, there is no assurance that others engaged in the marijuana industry will view the terms and conditions of these agreements and services as reasonable or fair, which could substantially inhibit the Company’s ability to fulfill its business model and grow.  Further, disagreements that may arise among the Company’s affiliated entities could result in the termination of the Company’s current agreements, which could cause the Company’s business to fail.

The Company is dependent on entities controlled by affiliates for all of its revenue.  As of September 30, 2014, all of the Company’s revenue was derived from companies controlled by Shawn Phillips and Erin Phillips, two of the Company’s officers and directors.  The Company’s business would suffer, and may fail, if Mr. and Mrs. Phillips were unable to meet their financial commitments to the Company.

The Company’s failure to obtain capital may significantly restrict its proposed operations.  The Company needs capital to operate and fund its business plan.  The Company does not know what the terms of any future capital raising may be; however, any future sale of the Company’s equity securities will dilute the ownership of existing stockholders and could be at prices substantially below the price of the Company’s shares of common stock in any public market that may exist for such shares.  The failure of the Company to obtain such capital as required may result in the slower implementation of its business plan or its inability to continue its business.

The Company’s business is dependent on laws pertaining to the marijuana industry. Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state level.  Any number of factors could slow or halt progress in this area.  Further, progress, while encouraging, is not assured.  While there may be ample public support for legislative action, numerous factors impact the legislative process.  Any one of these factors could slow or halt the lawful public use of marijuana, which would negatively impact the Company’s proposed business.

As of September 30, 2014, 21 states and the District of Columbia allow their citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of such federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws or the enactment of new or more restrictive laws could cause significant financial damage to us and the Company’s shareholders.

Further, and while the Company does not intend to harvest, distribute or sell cannabis, by leasing facilities to growers of marijuana, the Company could be deemed to be participating in marijuana cultivation, which remains illegal under federal law, and may expose its to potential criminal liability, with the additional risk that the Company’s properties could be subject to civil forfeiture proceedings.

The marijuana industry faces strong opposition.  It is believed by many that large well-funded businesses may have a strong economic opposition to the marijuana industry.  The Company believes that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue.  For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by mainstream pharmaceutical companies.  Further, the Medical Marijuana industry could face a material threat from the pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products.  The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the Medical Marijuana movement.  Any inroads the pharmaceutical industry could make in halting or impeding the marijuana industry could have a detrimental impact on the Company’s proposed business.

Marijuana remains illegal under Federal law.  Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.  Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in the Company’s inability to proceed with its business plan and could cause the Company to cease its business.

Laws and regulations affecting the marijuana industry are constantly changing, which could detrimentally affect the Company’s proposed operations.  Local, state and federal marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company to incur substantial costs associated with compliance or alter its business plan. In addition, violations of these laws, or allegations of such violations, could disrupt the Company’s business and result in a material adverse effect on its operations.  In addition, it is possible that regulations may be enacted in the future that will be directly applicable to the Company’s proposed business.  The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on the Company’s business.

Potential competitors could duplicate the Company’s business model.  There are limited aspects of the Company’s business which are protected by patents, copyrights, trademarks or trade names.  As a result, potential competitors could duplicate the Company's business model with little effort.

The Company is dependent on its management, and the loss of any of its officers could harm its business.  The Company’s future success depends largely upon the experience, skill, and contacts of its officers.  The loss of the services of these officers may have a material adverse effect upon The Company’s business.

Risks about the Company’s Common Stock

Disclosure requirements pertaining to penny stocks may reduce the level of trading activity in the market for the Company’s common stock and investors may find it difficult to sell their shares.  Trading of the Company’s common stock will be subject to Rule 15g-9 of the Securities and Exchange Commission, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and “accredited investors.”  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks”.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

There is only a limited public market for the Company’s common stock.  There is currently only a limited public market for the Company’s common stock, and no assurance can be given that any established public market for the Company’s shares will continue.  Interest in the Company’s common stock may not lead to a liquid trading market, and the market price of its common stock may be volatile. The following may result in short-term or long-term negative pressure on the trading price of the Company’s shares, among other factors:

●	Conditions and publicity regarding the life settlement market and related regulations generally;
●	Price and volume fluctuations in the stock market at large, which do not relate to the Company’s operating performance; and
●
Comments by securities analysts or government officials, including those with regard to the viability or profitability of the life settlement industry generally or with regard to the Company’s ability to meet market expectations.

The stock market has, from time to time, experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies.

One officer and director owns approximately 94.7% of the Company’s outstanding common stock and could elect all of its directors, who in turn elect all of the Company’ officers. This percentage of stock ownership is significant in that it could carry any vote on any matter requiring stockholder approval, including the subsequent election of directors, who in turn elect all officers.  As a result, this officer and director effectively controls the Company, regardless of the vote of other stockholders andother stockholders may not have an meaningful voice in the Company’s affairs. This percentage ownership does not include shares underlying outstanding options or warrants that can be exercised within 60 days.

Future sales of the Company’s common stock could adversely affect its stock price and its ability to raise capital in the future, resulting in the Company’s inability to raise required funding for its operations.  Future sales of substantial amounts of the Company’s common stock could harm any market that develops in its common stock. This also could harm the Company’s ability to raise capital in the future. Of the 1,307,000 shares of its common stock that are freely tradable, approximately 284,000 of such shares are subject to Lock-Up/Leak-Out Agreements, and no public resale of any of these securities can be made until November 19, 2014 (the “Lock-Up Period”); thereafter, each of holder of these shares of common stock can publicly sell 1/6th of his, her or its respective holdings during each of the next six consecutive months, in “broker’s transactions” and in compliance with the “manner of sale” requirements of Securities and Exchange Commission Rule 144, all on a non-cumulative basis, meaning that if no common stock was sold during any such monthly period while common stock was qualified to be sold, such shares of common stock cannot be sold in the next successive monthly period (the “Leak-Out Period”).  Notwithstanding the foregoing, the Company can waive these requirements, pro rata, if it determines in good faith that these agreements may have an adverse effect on any public market for the Company’s common stock that exists at the time of any such determination.  Any sales of substantial amounts of the Company’s common stock in the public market, or the perception that those sales might occur, could harm the market price, if any, of its common stock.    Further, certain stockholders have registration rights under which the Company will be required to register its shares for resale with the Securities and Exchange Commission; these shares, or any registered securities the Company may register, can also have an adverse effect on any market for the Company’s common stock.

The Company will not solicit the approval of its stockholders for the issuance of authorized but unissued shares of its common stock, unless this approval is deemed advisable by the Company’s Board of Directors, or is required by applicable law, regulation or any applicable stock exchange listing requirements.  The issuance of any additional shares of the Company’s common stock could dilute the value of its outstanding shares of common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

See Item 1 of this report.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Prior to September 25, 2014 the Company’s common stock was quoted on the OTC Bulletin Board under the trading symbol “FHGR”.  On September 25, 2014 the Company’s trading symbol changed to “STWC”.  There has been very limited trading of the Company’s common stock since trading began on August 29, 2014.

With the exception of the 25,641,884 shares issued in connection with the acquisition of Strainwise Colorado, all outstanding shares of the Company’s common stock have satisfied the resale requirements of Securities and Exchange Commission Rule 144.

Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Board of Directors.  The Company’s Board of Directors is not restricted from paying any dividends, but is not obligated to declare a dividend.  No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.  The Company currently intends to retain any future earnings to finance future growth.  Any future determination to pay dividends will be at the discretion of the Company’s directors and will depend on its financial condition, results of operations, capital requirements and other factors the board of directors considers relevant.

The Company’s Articles of Incorporation authorize the Board of Directors to issue up to 5,000,000 shares of preferred stock.  The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of common stock.  The issuance of preferred stock with these rights may make the removal of management difficult, even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

As of September 30, 2014, and giving effect to the acquisition of Strainwise Colorado, the Company had approximately 138 shareholders of record and 26,948,884 outstanding shares of common stock.

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements included as part of this report.

General

On August 19, 2014, the Company acquired approximately 90% of the outstanding shares of Strainwise, Inc., a Colorado corporation, in exchange for 23,124,184 shares of the Company’s common stock.  On September 12, 20014 the Company acquired the remaining outstanding shares of Strainwise Colorado in exchange for 2,517,700 shares of the Company’s common stock.

Although, from a legal standpoint, the Company acquired Strainwise on August 19, 2014, for financial reporting purposes the acquisition of Strainwise constituted a recapitalization, and the acquisition will be accounted for similar to a reverse merger, whereby Strainwise was deemed to have acquired the Company.

The financial statements of Strainwise (Colorado) for the year ended January 31, 2014, the period ended January 31, 2013, and the three months ended April 30, 2014 are included with this report.

Results of Operations – 4th Grade Films

At June 30, 2014 the Company had nominal assets and liabilities of approximately $139,000.  For the years ended June 30, 2014 and 2013 the Company generated negligible revenue and had operating expenses principally related to professional fees.

In connection with the acquisition of Strainwise, the Company agreed to sell its rights to a motion picture, together with all related domestic and international distribution agreements, and all pre-production and other rights to the film, to a former officer and director of the Company in consideration for the assumption by a shareholder of the Company of all liabilities of the Company (including the Company’s outstanding liabilities as of June 30, 2014) which were outstanding immediately prior to the closing of the transaction.

Results of Operations - Strainwise

Strainwise was incorporated in Colorado on June 8, 2012 as a limited liability company, and converted to a Colorado corporation on January 16, 2014.

However, Strainwise did not begin operations until January 1, 2014, when it began providing branding and fulfillment services to five grow facilities and eight retail stores (seven of which sell recreational and medical marijuana to the public and one of which only sells medical marijuana to the public) (collectively the “Affiliated Entities”) owned by Shawn Phillips, an officer and director of the Company.  As a result, comparison of Strainwise’s operating results for the year ended January 31, 2014, and the three months ended April 30, 2014, would not be meaningful.

Since January 1, 2014, Strainwise has been providing branding and fulfillments services to the marijuana retail stores and grow facilities owned by Mr. Phillips.  As of August 31, 2014 Strainwise was not providing services to any other entities.

Strainwise’s operating expenses, as a % of revenue, for the year ended January 31, 2014, were 89%.  Strainwise’s operating expenses, as a percentage of revenue, for the three months ended April 30, 2014, were 107%.  The increase in expenses vs. revenue during the three months ended April 30, 2014 was the result of increased compensation expenses, increased occupancy costs for new grow facilities, and interest expense.

Liquidity and Capital Resources

Between March 15, 2014 and August 19, 2014, Strainwise sold 2,224,700 units, at a price of $1.00 per unit, to a group of private investors.  Each unit consisted of one share of Strainwise’s common stock and one warrant.  Every two warrants entitle the holder to purchase one share of Strainwise’s common stock at a price of $5.00 per share at any time prior to January 31, 2019.  When the Company acquired the remaining shares of Strainwise, the Company exchanged its warrants for the outstanding Strainwise warrants. The warrants issued by the Company had the same terms as the Strainwise warrants.

On March 20, 2014 Strainwise borrowed $850,000 from an unrelated third party.  The loan bears interest at 25% per year, payable monthly, and matures on September 21, 2014.  On July 16, 2014, the terms of the loan were amended such that $200,000 of the loan was converted into 293,000 shares of Strainwise’s common stock and Strainwise agreed to pay the remaining balance of the loan ($325,000), plus accrued interest and a prepayment penalty of $11,250, prior to July 29, 2014.  The $850,000 loan was used (i) to secure approximately $217,800 of deposits for the future rental and/or purchase of grow facilities to lease to growers in the industry, (ii) to acquire approximately $175,000 of cultivation equipment (iii) to make approximately $63,500 of tenant improvements to grow facilities under lease, (iv) to pay approximately $373,000 of principal and interest to the note holder, and (v) to pay other miscellaneous expenses.

As of August 31, 2014, Strainwise had borrowed $499,500 from Shawn Phillips.  The loan from Mr. Phillips does not bear interest, is not secured, and is due on demand.  The amount borrowed from Mr. Phillips was used primarily for the following: (i) approximately $241,000 for payroll; (ii) approximately $99,500 for nutrient purchases; (iii) approximately $82,000 for occupancy costs; and (iv) approximately $34,300 for general and administrative expenses.

The Company’s estimated capital requirements for the twelve months ending July 31, 2015 are as follows: (i) approximately $750,000 for lease payments and operational costs to develop a 65,000 square foot grow facility located in the metro Denver area, (ii) approximately $300,000 to $500,000 for additional equipment such as grow lights, electrical upgrades, generators and air conditioning and (iii) approximately $2,181,500 for payments on the Company’s four operating leases.

When the grow facility is completed, the Company will lease the facility to affiliated dispensaries.

As of September 30, 2014, the Company’s operating expenses, excluding payments required for its operating leases, were approximately $153,000 per month.

The future minimum payments under the terms of the Company’s material contractual obligations are shown below.

	Year Ending January 31,
Description	2015	2016	2017	2018	2019	Thereafter

Corporate office
lease	$59,900	$67,400	$52,700	$--	$--	$--

Operating Leases	2,121,600	7,208,600	7,265,000	7,476,700	7,585,400	8,123,400

Total:	$2,181,500	$7,276,000	$7,317,700	$7,476,700	$7,585,400	$8,123,400

The Company will need to raise enough capital to fund its operations until it is able to earn a profit.  The Company does not know what the terms of any future capital raising may be but any future sales of the Company’s equity securities will dilute the ownership of existing stockholders and could be at prices below the market price of the Company’s common stock.  The inability of the Company to obtain the capital which it requires may result in the failure of the Company.  The Company does not have any commitments from any person to provide the Company with capital.

Trends

The factors that will most significantly affect the Company’s future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of recreational marijuana in states other than Colorado and Washington.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on:

●	revenues or expenses;
●	any material increase or decrease in liquidity; or
●	expected sources and uses of cash.

Critical Accounting Policies and New Accounting Pronouncements

See Note 1 to the financial statements included as part of this report, for a description of the Company’s critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements and accompanying notes included as part of this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See the Company’s 8-K report, filed with the Securities and Exchange Commission on August 21, 2014 for information concerning a change in the Company’s accountants.

ITEM 9A.       CONTROLS AND PROCEDURES

Management’s Report on Disclosure Control

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2014.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.  Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive officer and principal financial officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management evaluated the effectiveness of its internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of The Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2014.

This Annual Report on Form 10-K does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only its management’s report in this Annual Report on Form 10-K

Changes in Internal Controls.

There have been no changes to the Company’s internal control over financial reporting that occurred during the year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s officers and directors are listed below. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Executive officers are elected by Directors and serve at their discretion.

Name	Age	Position

Shawn Phillips	42	Chief Executive Officer and a Director
Erin Phillips	37	President, Chief Financial and Accounting Officer and a Director
David Modica	37	Manager of Quality Control and a Director

Shawn and Erin Phillips are husband and wife.

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years.  All directors will serve until their successors are elected and qualified or until they are removed.

Shawn Phillips is one of the early pioneers in the marijuana industry in Colorado and is one of the founders of Strainwise.  Currently, Shawn owns and holds all of the licenses issued by the State of Colorado for the eight marijuana stores (the “Captive Stores”).  In concert with his spouse, Erin Phillips, he has been instrumental in the management of the operations of these stores since the date they were either purchased as an existing retail store or initially opened for medical marijuana sales beginning in 2010. In addition, Shawn oversees the growing facilities which supply the various strains of product to the Captive Stores and other retail operations in Colorado.  Prior to 2010 Mr. Phillips was the owner/operator of RLO Realty, a residential and commercial real estate firm (2008-2010), an account executive with Stewart Title Company (2007-2008) and the owner/operator of Legacy Funding, a residential mortgage company (2001-2007).  Mr. Phillips holds a B.S in Accounting from Colorado State University, and using his accounting education and experience, his established reliable point-of-sale accounting procedures and financial controls for these stores and the multiple production facilities.  Mr. Phillips filed a personal bankruptcy petition in September 2009 and received a discharge in January 2010.

Erin Phillips has over 17 years of operational and management experience.  Erin is one of the early pioneers in the marijuana industry in Colorado and is one of the founders of Strainwise.  In concert with her spouse, Shawn Phillips, she has been instrumental in the management of the operations of the eight Captive Stores since the date they were either purchased as an existing retail store, or initially opened for medical marijuana sales beginning in 2010. Erin is responsible for managing the marketing, advertising and promotions at the Captive Stores, and is responsible for establishing and expanding the brand recognition of the Strainwise name and logo throughout the Company’s target markets.  Prior to establishing Strainwise, Erin spent 13 years in the mortgage industry as a business owner, audit and funding supervisor, title company closer, mortgage loan processer, and loan originator.

David Modica has been the Quality Control Manager and a director of Strainwise since 2013.  In this capacity, he works with the managers of the cultivation and grow facilities owned by Shawn Phillips to maintain the quality of the proprietary strains and marijuana products grown in these facilities.  Upon initially joining Strainwise, he was tasked with converting the point-of-sale systems used by the Captive Stores to a more advanced system which can better track all categories of inventory. Prior to joining Strainwise, he was the owner and operator of a residential rental company (2005 to 2013), a web developer for Design Factory International (2003 to 2005), and a web developer/designer for Eastridge Technology (2001 to 2003). Mr. Modica obtained his B.A. from the University of North Carolina at Chapel Hill in 2000, with a degree in Journalism and Mass Communications.

Shawn Phillips, Erin Phillips and David Modica are not independent as that term is defined in Section 803 of the NYSE MKT Company Guide.

The Company does not have a financial expert, as that term is defined by the Securities and Exchange Commission.

The Company’s Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by the Company’s Board of Directors, to the extent required. The Company’s Board of Directors believes that the cost of associated with such committees, has not been justified under its current circumstances.

Given the Company’s lack of operations to date, the Company’s Board of Directors believes that its current members have sufficient knowledge and experience to fulfill the duties and obligations of an audit committee. None of the current Board members is an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission. The Board has determined that each of its members has substantial business experience that results in that member’s financial sophistication.

The Company’s Board of Directors does not currently have a policy for the qualification, identification, evaluation, or consideration of board candidates and does not think that such a policy is necessary at this time, because it believes that, given the limited scope of the Company’s operations, a specific nominating policy would be premature and of little assistance until its operations are at a more advanced level. Currently the entire Board decides on nominees.

The Company’s Board of Directors does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Company does not have any restrictions on shareholder nominations under its articles of incorporation or bylaws. The only restrictions are those applicable generally under Utah law and the federal proxy rules. The Board will consider suggestions from individual shareholders, subject to an evaluation of the person’s merits. Shareholders may communicate nominee suggestions directly to the Board, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

During the year ended June 30, 2014, no officer of the Company was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

The Company’s Board of Directors does not have a “leadership structure” since each board member is free to introduce any resolution at any meeting of its directors and is entitled to one vote at any meeting.

Holders of the Company’s common stock may send written communications to its entire board of directors, or to one or more board members, by addressing the communication to “the Board of Directors” or to one or more directors, specifying the director or directors by name, and sending the communication to the Company’s offices in Lakewood, Colorado.  Communications addressed to the Board of Directors as whole will be delivered to each board member.  Communications addressed to a specific director (or directors) will be delivered to the director (or directors) specified.

Security holder communications not sent to the Board of Directors as a whole or to specified board members will be relayed to board members.

The Company’s directors serve until the next annual meeting of its shareholders and until their successors have been duly elected and qualified.  The Company’s officers serve at the discretion of the Company’s directors.  The Company does not compensate any person for acting as a director.  The Company’s current officers and directors were elected to their positions in August 2014.

The Company does not have any securities authorized for issuance under any equity compensation plan.

Non-Compete Agreements

Both Shawn and Erin Phillips have entered into non-compete agreements wherein they agreed that, during their employment and for a period of five (5) years after termination of their relationship with the Company, without the express written consent of the Company they shall not, directly or indirectly, (i) employ, solicit for employment, or recommend for employment any person employed by the Company; (ii) contact or solicit any person or business which was a client of the Company at any time within twelve (12) months before the termination of the employment with the Company in connection with any matters similar in nature or related to any business conducted between or contemplated by the Company and such client at any time during their employment with the Company; (iii) engage in any present or contemplated business activity that is or may be competitive with the Company (or any part thereof) in Colorado or any other state of the United States of America where the Company (or any part thereof) conducts its business. For purposes of their non-compete agreements, Shawn and Erin Phillips agreed that to engage in a business in competition with the business of the Company, or a “competitive business” shall mean:  (i) to be employed by,  (ii) own an interest in, (iii) be a consultant to, (iv) be a partner in  (v) or otherwise participate in any business or venture which offers or sells to businesses or persons, cannabis related products or services which are the same as or similar to those which are, at the then applicable time, being offered and sold by the Company (or any part thereof).

Non-Disclosure Agreements

Both Shawn and Erin Phillips have entered into non-disclosure agreements wherein they agreed not, directly or indirectly, to use, make available, sell, disclose or otherwise communicate to any third party, other than in their assigned duties and for the benefit of the Company, any of the confidential information of the Company, either during or after their relationship with the Company.  They agreed not to publish, disclose or otherwise disseminate such information without prior written approval of an executive officer (other than themselves) of the Company.  They acknowledged that they are aware that the unauthorized disclosure of Confidential Information of the Company may be highly prejudicial to its interests, an invasion of privacy, and an improper disclosure of trade secrets.

Proprietary and confidential information shall include, but not be limited to:

1)	methods, processes and/or technologies for the growing, cultivation and production of cannabis and marijuana plants and products;
2)	cannabis business processes, procedures and strategies;
3)	retail and medical cannabis store operations;

4)	cannabis branding and fulfillment services;
5)	forecasts, unpublished financial information, budgets, projections, customer lists, and client identities, characteristics and agreements;
6)	software, processes, trade secrets, computer programs, electronic codes, inventions, innovations, discoveries, improvements, data, know-how, and formats;
7)	business, marketing, and strategic plans;
8)	information about costs, profits, markets, sales, contracts and lists of clients and referral sources;
9)	employee personnel files and compensation information;
10)	customer lists and names of customer contact personnel; and
11)	customer terms, information, payments and data.

Exchange Option and Mandatory Exchange

Shawn and Erin Phillips have granted an option to the Company that entitles the Company to acquire the eight marijuana stores (the “Captive Stores”) now owned and that may become owned by Mr. or Mrs. Phillips in the future (“Exchange Option”).  The Exchange Option may be exercised by the Company anytime within a six month period from the date that laws or regulations permit the Company to own all or a part of the Captive Stores.

Upon the exercise of the Exchange Option, the Phillips will be obligated to exchange the Captive Stores (or such percentage interest in the Captive Store that the Company can legally acquire) for shares of the Company’s common stock (the “Exchange Shares”).

The number of the Exchange Shares to be issued to the Phillips will be determined by the following formula:

5 x A x B
      C

Where:

A =	the combined EBITDA of the Captive Stores for the immediately preceding twelve (12) month period from the date the Exchange Option is exercised.

B =	The percentage in the Captive Stores that can be acquired by the Company.

C =	the average closing price on the Pink Sheets, OTC Bulletin Board, NASDAQ, or NYSE/MKT for the ninety (90) days preceding the date the Exchange Option is exercised;

Combined EBITDA will be determined using generally accepted accounting principles, consistently applied.

Notwithstanding the above, the number of Exchange Shares will be reduced, if necessary, such that, following the issuance of the Exchange Shares, the total number of shares of the Company’s common stock owned by the Phillips, together with any shares issuable upon the exercise of any option or warrants held by the Phillips, or any shares issuable upon the conversion of any securities owned by the Phillips, will not exceed 85% of the Company’s outstanding shares of common stock.

Any advances to the Phillips and/or accounts receivable from the Phillips, or any distributions to them in excess of the capital account of any Captive Store at the time of the completion of the exchange, will (i) be personally guaranteed by both Shawn and Erin Phillips, (ii) will be payable 36 months from the date of the completion of the exchange, and (iii) will bear interest, to be adjusted monthly, at the LIBOR rate plus 3%.

If the Exchange Option is exercised, the following is an example of the number of Exchange Shares to be issued to the Phillips, assuming the Company can legally acquire a 50% interest in the Captive Stores:

●	Combined EBITDA for the immediately preceding twelve (12) month period – $80,000,000;
●	Fifty percent of the combined EBITDA - $80,000,000 X 50% = $40,000,000;
●	Combined EBITDA multiplied by 5 times - 40,000,000 X 5 = 200,000,000;
●	Average market price for the preceding ninety (90) day period - $20; and
●	Number of Exchange Shares to be issues to Phillips – 10,000,000

In the event the Captive Stores are not owned equally by Erin and Shawn Phillips:

●	the Exchange Shares to be issued to Erin Phillips will be based upon the percentage of the combined EBITDA of the Captive Stores owed by Erin Phillips; and
●	the Exchange Shares to be issued to Shawn Phillips will be based upon the percentage of the combined EBITDA of the Captive Stores owed by Shawn Phillips.

The Exchange Shares will be “restricted shares”, as that term is defined in Rule 144 of the Securities Exchange Commission.  At the option of the holder of the Exchange Shares, the Exchange Shares will be included in the first registration statement filed by the Company with the Securities and Exchange Commission following the exercise of the Exchange Option, excluding any registration statement on Form S-4, S-8, or any other inapplicable form (the “piggy-back” registration rights).  Notwithstanding the above, the underwriter of any public offering conducted by the Company may limit the Exchange Shares which may be sold due to market conditions.

No shareholder of the Company will be granted piggyback registration rights superior to those of the Exchange Shares.  The Company will pay all registration expenses (exclusive of underwriting discounts and commissions and special counsel to the Phillips). The registration rights may be transferred provided that the Company (i) is given prior written notice; (ii) the transfer is in connection with a transfer of not less than 1,000,000 shares of the Company’s common stock; and (iii) the transfer is to no more than three persons.

ITEM 11.         EXECUTIVE COMPENSATION

During the three years ended June 30, 2014 the Company (i.e., 4th Grade Films) did not compensate any person for serving as an officer or director.

During the period from inception (June 8, 2012) through June 30, 2014 Strainwise paid the following compensation to its officers:

Name	Salary	Bonus	Total

Shawn Phillips	$--	$--	$--

Erin Phillips	$90,000	$--	$90,000

David Modica	$40,000	$--	$40,000

The following shows the amounts the Company expects to pay to its officers during the twelve months ending August 31, 2015 and the amount of time these persons expect to devote to the Company.

		% of time to be devoted
Name	Projected Compensation	to the Company’s business

Shawn Phillips	$160,000	85%
Erin Phillips	$180,000	90%
David Modica	$72,000	95%

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership, as of September 30, 2014, of those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each of the Company’s directors and officers and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

Shawn Phillips	--	--
Erin Phillips	23,124,184	86%
David Modica	11,500	Nil
All officers and directors as a group (three persons)	23,135,684	86%

The address of each person listed above is 1350 Independence St., Suite 300 Lakewood, CO 80215.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of August 31, 2014, the Company had borrowed $499,500 from Shawn Phillips.  The loan from Mr. Phillips does not bear interest, is not secured, and is due on demand.  The amount borrowed from Mr. Phillips was used primarily for the following: (i) approximately $241,000 for payroll; (ii) approximately $99,500 for nutrient purchases; (iii) approximately $82,000 for occupancy costs; and (iv) approximately $34,300 for general and administrative expenses.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Mantyla McReynolds, LLC served as the Company’s independent registered public accountant for the year ended June 30, 2013.

The following table shows the aggregate fees billed by Mantyla McReynolds, LLC to the Company for the periods shown.

	Year Ended June 30, 2014	Year Ended June 30, 2013

Audit Fees	$11,005	$9,238
Audit-Related Fees	-	-
Tax Fees	425	425
All Other Fees	1,000	-
Total fees	$12,430	$9,753

Audit fees – Consist of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in the Company’s 10-Q reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees – Consists of fees for assurance and related services by the Company’s principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees – Consist of fees for professional services rendered by the Company’s principal accountants for tax compliance, tax advice and tax planning.

All Other Fees – Consist of fees for products and services provided by the Company’s principal accountants.

B.F. Borgers, CPA PC served as the Company’s independent registered public accountant for the year end June 30, 2014.  No fees were paid to Borgers during the year ended June 30, 2014 since Borgers was not engaged by the Company until August 29, 2014.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibit

2.1	Agreement to Exchange Securities with Strainwise, Inc. (2)
2.2	Plan of Merger (3)
3.1(a)	Articles of Incorporation (1)
3.1(b)	Articles of Amendment dated July 21, 2004 (1)
3.1 (c)	Amendment to Articles of Incorporation dated September 5, 2014 (3)
3.3	Bylaws (1)
10.1	Exchange Option (3)
10.2	Custer Lease (2)
10.3	51st Ave. Lease (2)
10.4	Nome Lease (2)
10.5	32nd Ave. Lease (2)
10.6	Form of Master Service Agreement, together with schedule required by Instruction 2 to Item 601(a) of Regulation S-K (2)
10.7	Lock-Up/Leak-Out Agreements, together with schedule required by Instruction 2 to Item 601(a) of Regulation S-K (3)
10.8	Non-Disclosure/Non-Compete Agreements (3)
21	Subsidiaries (3)

(1)	Incorporated by reference to the same exhibit filed with the Company’s amended registration statement on Form 10-SB filed on October 29, 2007.
(2)	Incorporated by reference to the same exhibit filed with the Company’s 8-K report filed on August 21, 2014.
(3)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File No. 333-52825).

4TH GRADE FILMS, INC.

Financial Statements and Report of
Independent Registered Public Accounting Firm
June 30, 2014

4TH GRADE FILMS, INC.

TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	29-30

Balance Sheets - June 30, 2014 and 2013	31

Statements of Operations for the Years Ended June 30, 2014 and 2013	32

Statement of Stockholders’ Deficit for the Years Ended June 30, 2014 and 2013	33

Statements of Cash Flows for the Years Ended June 30, 2014 and 2013	34

Notes to the Financial Statements	35 - 40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
4th Grade Films, Inc.

We have audited the accompanying balance sheets of 4th Grade Films, Inc.  as of June 30, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4th Grade Films, Inc.  as of June 30, 2014 , and the results of its operations and cash flow for the year ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
September 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
4th Grade Films, Inc.

We have audited the accompanying balance sheets of 4th Grade Films, Inc. as of June 30, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4th Grade Films, Inc.  as of June 30, 2013, and the results of its operations and their cash flows for the year ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MANTYLA MCREYNOLDS LLC

Mantyla McReynolds, LLC
Salt Lake City, Utah
September 24, 2013

4TH GRADE FILMS, INC.
BALANCE SHEETS

	At June 30, 2014	At June 30, 2013

ASSETS
Assets
Current Assets
Cash	$28	$1,091
Total current assets	28	1,091
Total Assets	$2 8	$1,091

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accrued Liabilities - related party	$27,186	$22,701
Unearned Revenue	1,500	-
Income Taxes Payable	100	100
Total Current Liabilities	28,786	22,801
Long Term Liabilities
Note Payable - Shareholder	110,533	89,118
Total Liabilities	139,319	111,919

Stockholders' Deficit
Preferred Stock - 5,000,000 shares
authorized at $0.01 par; 0 shares
issued and outstanding (Series A Convertible)	-	-
Common Stock - 50,000,000 shares
authorized at $0.01 par; 2,345,000 and
2,345,000 shares issued and outstanding	23,450	23,450
Additional Paid-in Capital	123,762	123,762
Accumulated Deficit	(286,503)	(258,040)
Total Stockholders' Deficit	(139,291)	(110,828)
Total Liabilities and Stockholders' Deficit	$28	$1,091

See accompanying notes to financial statements

4TH GRADE FILMS, INC.
STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2014 and 2013

	2014	2013

Revenues	$8	$97
Revenues - related party	133	2,000
Cost of Revenues	(8)	(97)
Gross Profit	133	2,000
Operating Expenses
Professional Expenses	17,505	16,178
Selling, General and Administrative	1,091	963
Impairment of Unamortized Film -
Development Costs	-	12,200
Total Operating Expenses	18,596	29,341
Net Loss from Operations	(18,463)	(27,341)
Interest Expense - Related Party	(9,900)	(7,887)
Net Loss Before Income Taxes	(28,363)	(35,228)
Provision for Income Taxes	100	100
Net Loss	$(28,463)	$(35,328)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Basic and Diluted Weighted
Average Shares Outstanding	2,345,000	2,345,000

See accompanying notes to financial statements

4TH GRADE FILMS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended June 30, 2014 and 2013

	Preferred	Common	Preferred	Common	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Shares	Stock	Stock	Capital	Deficit	Deficit

Balance, June 30, 2012	-	2,345,000	$-	$23,450	$123,762	$(222,712)	$(75,500)

Net loss for the year Ended June 30, 2013	-	-		-	-	(35,328)	(35,328)

Balance, June 30, 2013	-	2,345,000	-	$23,450	123,762	(258,040)	$(110,828)

Net loss for the year Ended June 30, 2014	-	-	-	-	-	(28,463)	(28,463)

Balance, June 30, 2013	-	2,345,000	$-	$23,450	$123,762	$(286,503)	$(139,291)

See accompanying notes to financial statements

4TH GRADE FILMS, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2014 and 2013

	2014	2013

Cash Flows from Operating Activities
Net Loss	$(28,463)	$(35,328)
Adjustments to reconcile net loss to net cash
Provided by Operating Activities:
Impairment of Capitalized Film Development Costs	-	12,200
Increase in deferred Revenue	1,600	-
Amortization of Film Costs	-	97
Decrease in Accounts Receivable	-	9
Increase in Accrued Liabilities- related party	4,486	3,400
Accrued Interest included in Notes Payable Balance	9,900	7,887
Net Cash Used in Operating Activities	(12,477)	(11,735)

Cash Flows from Financing Activities
Proceeds from Loan from Shareholder	11,414	12,823
Payments on Loan from Shareholder	-	-
Issued Common Stock for Cash	-	-
Issued Preferred Stock for Cash	-	-
Net Cash from Financing Activities	11,414	12,823

Net Increase (Decrease) in cash	(1,063)	1,088

Beginning Cash Balance	1,091	3

Ending Cash Balance	$28	$1,091

Supplemental Schedule of Cash Flow Activities
Cash paid for
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements

4TH GRADE FILMS, INC.
Notes to the Financial Statements
June 30, 2014

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within general and administrative expenses for penalties and interest expense for interest. For the years ended June 30, 2014 and 2013, we did not have any interest or penalties relating to income taxes.

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

(d) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash.  The Company had $28 and 1,091 of cash at June 30, 2014 and 2013, respectively.

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

(f) Advertising

Advertising Costs are expensed as incurred. The total advertising expense for the years ended June 30, 2014 and 2013 was $0.

4TH GRADE FILMS, INC.
Notes to the Financial Statements
June 30, 2014

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

(h) Film Costs

In accordance with ASC 926, “Entertainment –Films” (“ASC 926”), Film costs include capitalized production costs. These costs are recognized as operating expenses on an individual film based on the ratio that year’s fiscal gross revenues bear to management’s estimate of total remaining ultimate gross revenues. Marketing costs and development costs are charged as operating expenses as incurred.

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

(j) Unamortized Film Costs

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

(k) Impact of New Accounting Standards

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements.  During this review the Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

4TH GRADE FILMS, INC.
Notes to the Financial Statements
June 30, 2014

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company has accumulated losses from inception through June 30, 2014 of ($286,503), has minimal assets, and has negative working capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These factors may have potential adverse effects on the Company including the ceasing of operations. Management plans include developing film production opportunities or finding a well-capitalized merger candidate to commence operations.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 FILM COSTS

During the year ended June 30, 2013, management determined that the unamortized costs of the film exceeded the net realizable value for the film. Accordingly, the Company recognized an impairment charge of $12,200 on the film. The international distribution of the film has not generated any revenues and future revenues, if any, are expected to be nominal.

NOTE 4 INCOME TAXES

The provision for income taxes consists of the following as of June 30, 2014 and 2013:

	2014	2013

FEDERAL
Current	$-	$-
Deferred	-	-
STATE
Current	100	100
Deferred	-	-
TOTAL PROVISION	$100	$100

Deferred income tax assets and liabilities at June 30, 2014 and 2013 consist of the following temporary differences:

	2014	2013

DEFERRED TAX ASSETS
Current	$-	$-
Noncurrent
Net operating losses	83,828	47,460
Unpaid Related party interest	(3,631)	4,168
Film costs	-
Total noncurrent	80,197	51,628
Valuation Allowance	(80,197)	(51,628)
NET DEFERRED TAX ASSET	-	-
DEFERRED TAX LIABILITIES	-	-
NET DEFERRED TAXES	$-	$-

The Company’s valuation allowance has increased $28,569 during the year ended June 30, 2014. The income/franchise tax payable at June 30, 2014 of $100 is the minimum tax due to the State of Utah for the year ended June 30, 2014.

4TH GRADE FILMS, INC.
Notes to the Financial Statements
June 30, 2014

The following is a summary of federal net operating loss carry forwards and their expiration dates:

Amount	Expiration

$5,325	6/30/2027
30,061	6/30/2028
27,975	6/30/2029
18,789	6/30/2030
30,247	6/30/2031
18,032	6/30/2032
106,369	6/30/2033
16,878	6/30/2034
$253,676

A reconciliation between income taxes at statutory tax rates (20%) and the actual income tax provision for continuing operations as of June 30, 2014 and 2013 is, as follows

	2014	2013

Expected provision (based on statutory rate)	$(28,549)	$(7,066)
Effect of:
State minimum tax, net of federal benefit	80	80
Increase (decrease) in valuation allowance	28,569	7,086
Total actual provision	$100	$100

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

A reconciliation of our unrecognized tax benefits for 2014 is presented in the table below:
	2014	2013

Balance as of beginning of year	$-	$-
Additions based on tax positions related to the current year	-	-
Additions based on tax positions related to the prior year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Balance as of end of year	$-	$-

4TH GRADE FILMS, INC.
Notes to the Financial Statements
June 30, 2014

The tax years ended June 30, 2011, through June 30, 2014 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 5 OFFICER COMPENSATION EXPENSES AND RELATED PARTY TRANSACTIONS

As of June 30, 2014 and 2013, James Doolin, a shareholder of the Company and former President and Director, had loaned the Company a total of $56,572 and $52,087, respectively, on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2014.  As of June 30, 2014 and 2013, the outstanding note payable to the shareholder was $81,560 and $69,648, respectively, which includes $24,897 and $17,561 in accrued interest, respectively.  For the fiscal year ended June 30, 2014 and 2013 the Company accrued interest of $7,427 and $6,407 on the note, respectively.

As of June 30, 2014 and 2013 a shareholder had loaned the Company a total of $23,221 and $16,191 on an unsecured debenture, respectively. The Note accrues interest at 10% per annum and matures on December 31, 2014.  As of June 30, 2014 and 2013, the outstanding note payable to the shareholder was $28,973 and $19,470, respectively, which includes $5,752 and $3,279, respectively, in accrued interest.  In the years ended June 30, 2014 and 2013, the Company accrued interest of $2,473 on $1,480 on the note, respectively.

As of June 30, 2014, approximately 75.5% of the Company’s issued and outstanding common stock was controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

The Company rented office space, telephone service, and computer usage from a shareholder of the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable.  The amount expensed and accrued for the year ended June 30, 2014 and 2013 was $900 and $900, respectively. The Company also pays James Doolin a fee of $500 per Form 10-Q and $1,000 per Form 10-K to prepare the Company’s EDGAR filings. The amount expensed and accrued for the year ended June 30, 2014 and 2013 was $2,000 and $2,000, respectively.  As of June 30, 2014 and 2013, the Company has accrued $11,075 and $8,175, respectively, in unpaid fees from this arrangement.

During the years ended June 30, 2014 and 2013 legal services were provided by a shareholder.  The total expense incurred for these services was $1,585 and $460 for the years ending June 30, 2014 and 2013, respectively.  As of June 30, 2014 and 2013, the outstanding amounts payable to the shareholder was $16,111, and $14,526, respectively.

NOTE 6 CONCENTRATIONS

The Company depends significantly on funding from a single shareholder to meet it obligations and maintain filing status.  If funds from this shareholder were no longer available, the Company may experience significant adverse effects including the need to cease operations.

NOTE 7 COMMITMENTS

The Company has an arrangement with Savage Pictures, LLC (“Savage Pictures”), Savage Pictures is entitled to receive 10% of St. Julian’s net proceeds, which shall take into account deductions including without limitation, production costs, post-production costs, and marketing costs.

4TH GRADE FILMS, INC.
Notes to the Financial Statements
June 30, 2014

NOTE 8 SUBSEQUENT EVENTS – SHARE EXCHANGE

On August 19, 2014, pursuant to an Agreement to Exchange Securities, the Company acquired approximately 90% of the outstanding common stock of Strainwise, Inc., a Colorado corporation (“Strainwise Colorado”), in exchange for 23,124,184 shares of the Company’s common stock.

As part of the share exchange, Strainwise Colorado paid $134,700 of the Company’s liabilities and purchased 1,038,000 shares of the Company’s common stock for $120,300 from two shareholders of the Company.  The 1,038,000 shares were returned to treasury and cancelled.  The Company also agreed to sell its rights to a motion picture (Four Stories of St. Julian), together with all related domestic and international distribution agreements, and all pre-production and other rights to the film, to a former officer and director of the Company in consideration for the assumption by a shareholder of the Company of all liabilities of the Company (net of the $134,700 paid by Strainwise Colorado) which were outstanding immediately prior to the closing of the transaction.

On September 5, 2014 the Company changed its name to Strainwise, Inc.

On September 12, 2014 the Company acquired the remaining outstanding shares of Strainwise Colorado in exchange for the issuance of 2,517,000 shares of its common stock.  In connection with this transaction:

●
the Company issued 1,112,350 Series A warrants to former Strainwise Colorado shareholders in exchange for a like number of warrants held by the former Strainwise Colorado shareholders.  The Series A warrants the Company issued have the same terms as the warrants exchanged by the former Strainwise Colorado shareholders (exercise price: $5.00 per share/expiration date: January 31, 2019).

●
the Company issued 500,000 warrants to one non-affiliated person in exchange for a like number of warrants held by the former Strainwise Colorado warrant holder.  The warrants the Company issued have the same terms as the warrants exchanged by the former Strainwise Colorado warrant holder (exercise price: $0.10 per share/expiration date: January 31, 2019).

The acquisition of Strainwise Colorado will be accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction will be presented as a continuation of the Company. Under reverse acquisition accounting Strainwise Colorado (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares of the Company will be restated to reflect the effect of the business combination

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Strainwise, Inc.:

We have audited the accompanying balance sheets of Strainwise, Inc. (“the Company”) as of January 31, 2014 and 2013 and the related statement of operations, changes in members’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Strainwise, Inc., as of January 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Denver, CO
August 14, 2014

STRAINWISE, INC.
BALANCE SHEETS
(AUDITED)

	January 31, 2014	January 31, 2013

ASSETS
Current assets:
Cash	$100	$100
Prepaid expense	10,000	-
Total current assets	10,100	100

Office equipment and furnishings	10,500	-
Trademark, net amortization of $61 and $0 at January 31, 2014 and 2013, respectively	10,949	-
Total assets	$31,549	$100

LIABILITIES
Current liabilities:
Due to affiliated entities and related parties	$50,203	$-
Total current liabilities	50,203	-
Deferred rent	3,273	-
	53,476	,
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, no par value, 100,000,000 shares authorized, 20,430,000 issued and outstanding	-	-
Additional Paid in Capital	48,292	100
(Deficit) Retained Earnings	(70,219)	-
Total stockholder’s equity	(21,927)	100
Total liabilities and stockholders' deficit	$31,549	$100

See accompanying notes.

STRAINWISE, INC.
STATEMENTS OF OPERATIONS
(AUDITED)

	Year Ended January 31, 2014	Period (Inception of June 8, 2012) ended January 31, 2013

Revenues from affiliated entities and related parties	$104,378	-
Operating costs and expenses
Nutrient purchases	18,094	-
Compensation	60,560	-
Rent and other occupancy	5,404	-
General and administrative	9,753	-
Total operating costs and expenses	93,811	-
Income from operations	10,567	-
Other costs and expenses
Financing costs	20,000	-
General and Administrative Costs	60,725	-
Amortization	61	-
Loss before taxes on income	(70,219)	-
Provision for taxes on income	-	-
Net loss	$(70,219)	-
Basic loss per common share	$(0.082)	-
Fully diluted loss per common share	$(0.052)	-
Basic weighted average number of shares outstanding	851,250	-
Fully diluted weighted average number of shares outstanding	1,351,250

See accompanying notes.

STRAINWISE, INC.
STATEMENTS OF CASH FLOWS
(AUDITED)

	Year Ended January 31, 2014	Period (Inception of June 8, 2012) ended January 31, 2013

Cash flows from operating activities:
Net (loss)	$(70,219)	$-
Changes in current assets and liabilities:
Increase in amounts due to affiliates	50,203	-
Deferred rent	3,273
Stock-based compensation	48,192
Increase in prepaid expenses	(10,000)	-
Net cash used in operating activities	21,499	-

Cash flows from investing activities:
Purchases of office equipment and furnishings	(10,500)	-
Establishment of trade mark	(10,949)	-
Net cash flows from investing activities	(21,449)	-

Cash flows from financing activities:
Contribution of capital for common stock	-	100
Net cash flows from financing activities	-	100

Net cash flows	-	100

Cash and Cash equivalents, beginning of period	100	-

Cash and Cash equivalents, end of period	$100	$100

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes.

STRAINWISE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Period from June 8, 2012 (date of inception) to January 31, 2014
(Audited)

	Common Stock
	Shares	Amount	Additional Capital In Excess of Par Value	Deficit Accumulated in Development Stage	Total

Balance, June 8, 2012, Inception

Membership interest issuedfor cash	-	$-	$100	$100	$100

Net loss	-	-	-	-	-

Balance, January 31, 2013	-	-	100	-	100

Conversion of common shares for membership interest	20,430,000	-	-	-	-

Stock-based compensation	-	-	48,192	-	48,192

Net loss	-	-	-	(70,219)	(70,219)

Balance, January 31, 2014	20,430,000	$-	$48,292	$(70,219)	$(21,927)

See accompanying notes.

STRAINWISE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business - STRAINWISE, INC. (identified in these footnotes as “we” “us” or the “Company”) provides branding and fulfillment services to entities in the cannabis retail and production industry. The Company was incorporated in the state of Colorado as a limited liability company on June 8, 2012, and subsequently converted to a Colorado corporation on January 16, 2014.

The Company provides sophisticated fulfillment and branding services and solutions to (i) one grow facility and eight retail stores (seven of which sell recreational and medical marijuana to the public and one of which only sells medical marijuana to the public) owned by an officer and director of the Company (“Affiliated Entities”),  and (ii) makes such services available to independent retail stores and grow facilities in the regulated cannabis industry throughout the United States.

The branding and fulfillment services that we currently provide are summarized, as follows:

●
Branding, Marketing and Administrative Consulting Services: Customers may contract with us to use the Strainwise name, logo and affinity images in their retail store locations. A monthly fee permits our branding customer to use the Strainwise brand at one specific location. In addition, we will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate.  This includes services to establish an efficient, predictable production process, as well as, nutrient recipes for consistent and appealing marijuana strains.

●
Accounting and Financial Services: For a monthly fee, we provide our customers with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary, retail store and grow facility. We provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings on behalf of the Company and the Captive Stores on an ongoing basis.

●
Compliance Services: The rules, regulations and state laws governing the production, distribution and retail sale of marijuana can be complex, and may prove cumbersome with which to comply. Thus, customers may contract with us to implement a compliance process, based upon the number and type of licenses and permits for their specific business. We provide this service on both an hourly rate and stipulated monthly fee.

●
Nutrient Supplier: The Company presently is a bulk purchaser of nutrients and other cultivation supplies for the sole purpose of growing marijuana. As a result, we are able to make bulk purchases with price breaks, based upon volume. We serve as a sole source nutrient purchasing agent and distributor with pricing based upon our bulk purchasing power.

●
Lending: We will provide loans to individuals and businesses in the cannabis industry. However, Colorado State law does not allow entities operating under a cannabis license to pledge the assets or the license of the cannabis operation for any type of general borrowing activity.  Thus, our lending will be on an unsecured basis, with reliance on a personal guarantee of the borrower.

●
Lease of Grow Facilities and Equipment: We lease grow equipment and facilities on a turn-key basis to customers in the cannabis industry. We will also enter into sale lease backs of grow lights, tenant improvements and other grow equipment.

We do not directly grow marijuana plants, produce marijuana infused products, sell marijuana plants and or sell marijuana infused products of any nature.

Share exchange - As more fully described in Note 9 herein, on August 19, 2014, we entered into an Agreement to Exchange Securities (“Share Agreement”) with 4th Grade Films, Inc. (“FHGR”), pursuant to which FHGR acquired approximately 90 % of the outstanding shares of Strainwise in exchange for 23,124,184 shares of FHGR’s common stock.  FHGR is a publicly-traded company, incorporated in Utah, with its common stock currently quoted on the OTC Bulletin Board. It is contemplated that the Exchange will qualify as a tax-free reorganization under the U.S. Internal Revenue Code.

As part of the Share Exchange, we paid $134,700 of FHGR’s liabilities and purchased 1,038,000 shares of FHGR’s common stock for $120,300 from two shareholders of FHGR.  The 1,038,000 shares were returned to treasury and cancelled.  FHGR also agreed to sell its rights to a motion picture, together with all related domestic and international distribution agreements, and all pre-production and other rights to the film, to a former officer and director of FHGR in consideration for the assumption by a shareholder of FHGR of all liabilities of FHGR (net of the $134,700 we paid) which were outstanding immediately prior to the closing of the transaction.

The business combination will be accounted for as a reverse acquisition and recapitalization, using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction will be presented as a continuation of the Company. Under reverse acquisition accounting, the Company (subsidiary) is treated as the accounting parent (acquirer) and FHGR (parent) is treated as the accounting Subsidiary (acquiree). Following the Share Exchange, FHGR has 24,431,184 outstanding shares of common stock, with the current shareholders of FHGR owning 1,307,000 of the post-closing shares.

Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Prepaid expenses - The amount of prepaid expenses as of January 31, 2014 and January 31, 2013 is $10,000 and $0, respectively. Prepaid expenses at January 31, 2014 is comprised of a retainer paid to our legal counsel.

Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks.

The FASB Codification clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Office equipment - Office equipment is recorded at cost and is depreciated under straight line methods over each item's estimated useful life. We review our office equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Maintenance and repairs of property and equipment are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of office equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Office equipment, net of accumulated amortization and depreciation are comprised of the following:
	January 31, 2014	January 31, 2013
Office equipment:
Office furniture and fixtures	$10,500	$-
Accumulated amortization and depreciation	-	-
	$10,500	$-

There was no depreciation charged to operations for the year ended January 2014 and 2013 in that the office equipment was not placed into service until the last few days of January 2014.

Income taxes - The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Long-Lived Assets - In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Trademarks - Trademarks are stated at cost and are amortized using the straight-line method over fifteen years.  Accumulated amortization was $100 and $0 at January 31, 2014 and 2013, respectively.
Intangible assets subject to amortization consist of the following at January 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$11,010	$61	$10,949

Deferred Rent - The Company recognizes rent expense from operating leases on the straight-line basis. Differences between the expense recognized and actual payments are recorded as deferred rent.

Revenue recognition - Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a service or product at an agreed upon fee or price, delivery has occurred, and collectability is reasonably assured.

Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our Inception there have been no differences between our comprehensive loss and net loss.

Net income per share of common stock - We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended January 31, 2014, the Company has had limited operations. As of January 31, 2014, the Company has not become profitable. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions:

Substantially all of our revenues to date have been derived from Master Service Agreements with eight retail marijuana stores and one cultivation and growing facility that are majority owned by our Chief Executive Officer, who is also the husband or our majority shareholder and our President.  Pursuant to the terms of these Master Service Agreements, the marijuana stores and grow facility pay us  monthly fees for branding, marketing, administration, accounting and compliance services.  We also supply nutrients to the one grow facility at a 90% mark-up to our cost for the nutrients.

Related party revenue was $104,378 and $0.00, respectively, for the years ended January 31, 2014 and 2013.  As of January 31, 2014 and 2013, we had accounts receivable from affiliated entities of $70,000 and $0, respectively.  As of January 31, 2013 and 2014, we had accounts payable to affiliated entities of $120,203 and $0, respectively.

Although our agreements with the marijuana outlets and grow facility expire on December 31, 2023, all terms and contracts related to this revenue are determined by related parties and these terms can change at any time.

Note 4 – Operating Leases:

The Company rents office space for its corporate needs from an affiliated Company.  The affiliate entered into a 31 month lease agreement in January 1, 2014 to lease 6,176 square feet for an annual rate of $64,848 for the first twelve months, and $67,936 for the subsequent 12 months, and $41,431 for the subsequent 7 months paid monthly, through October 31, 2016. See Note 9 for a full explanation of operating leases that went into effect after the balance sheet date, but before issuance.

Note 5 – Issuance of shares:

The Company was originally organized as a limited liability company on June 8, 2012 with $100 of membership equity. On January 16, 2014, the Company converted to a corporation and issued a total of 20,430,000 shares in exchange for the one hundred percent of the membership interests owned by the majority shareholder and President of the Company.   As of January 31, 2014 there were a total of 20,430,000 shares of common stock issued and outstanding.

Note 6 – Income Taxes:

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

The Company adopted the provisions of ASC 740, “Income Taxes” on April 1, 2007. FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods.

The components of the income tax provision are as follows:
	Year Ended January 31,
	2014	2013

Income tax expense (benefit):
Current:
Federal	$(11,742)	$-
State	(3,251)	-
Deferred income tax expense (benefit):	(14,993)	-
Valuation allowance	14,993	-
Provision	$-	$-

Note 7 – New accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements.  During this review the Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

Note 8 – Equity:

Approved Warrants – In January 2014, the Company issued stock-based compensation to a consultant in the form of warrants to purchase 500,000 shares of the Company’s common stock, at a price of $0.10 per share, at any time prior to January 31, 2019.  The Board of Directors determined the exercise price and terms of the warrant.

The Black-Scholes option-pricing model was used to estimate the warrant fair values. This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected warrant term (the amount of time from the grant date until the warrants are exercised or expire).  Expected volatility was estimated utilizing a weighted average of comparable published volatilities based on industry comparables.  Expected pre-vesting forfeitures were based upon management’s best estimates.  The expected warrant term was based on the term of the warrant.  The fair value of the warrants granted during the year ended January 31, 2014 was estimated, as of the grant date, using the Black-Scholes option pricing model, with the following assumptions:

Expected volatility	187%
Risk-free interest rate	.25%
Expected dividends	–
Expected terms (in years)	5
Share price at date of issuance	$0.10

The warrants outstanding and activity as of and for the year ended January 31, 2014:
	Shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)

Outstanding at January 31, 2013		$–	–
Granted	500,000	$0.10	5
Exercised	–	$–	–
Forfeited	–	$–	–

Outstanding at January 31, 2014	500,000	$0.10	5
Exercisable at January 31, 2014	500,000	$0.10	5

The weighted average fair value of warrants granted at January 31, 2014 was $0.10.  The exercise price of the warrants granted at January 31, 2014 equaled the estimated fair market value of the stock at the time of grant which was $0.10.  No warrants were exercised during the current fiscal year.  Accordingly, the Company did not realize any tax deductions related to the intrinsic value of exercised warrants.

In accordance with EITF 96-18 ' Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services', the total amount of share-based compensation expense recorded at January 31, 2014 of $48,192 will be fully recorded in the current year since no future services are required for the consultant to exercise the warrants.

Note 9 – Subsequent events:

Share Exchange – On August 19, 2014, we entered into an Agreement to Exchange Securities (“Share Exchange”) with 4th Grade Films, Inc. (“FHGR”), pursuant to which FHGR will acquire approximately 90 % of the outstanding shares of Strainwise in exchange for 23,124,184 shares of FHGR’s common stock.    FHGR is a publicly-traded company, incorporated in Utah, with its common stock currently quoted on the OTC Bulletin Board. It is contemplated that the Exchange will qualify as a tax-free reorganization under the U.S. Internal Revenue Code.

As part of the Share Exchange, we paid $134,700 of FHGR’s liabilities and purchased 1,038,000 shares of FHGR’s common stock for $120,300 from two shareholders of FHGR.  The 1,038,000 shares were returned to treasury and cancelled.  FHGR also agreed to sell its rights to a motion picture, together with all related domestic and international distribution agreements, and all pre-production and other rights to the film, to a former officer and director of FHGR in consideration for the assumption by a shareholder of FHGR of all liabilities of FHGR (net of the $134,700 we paid) which were outstanding immediately prior to the closing of the transaction.

The business combination will be accounted for as a reverse acquisition and recapitalization, using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction will be presented as a continuation of the Company. Under reverse acquisition accounting, the Company (subsidiary) is treated as the accounting parent (acquirer) and FGHR (parent) is treated as the accounting subsidiary (acquiree). As a result of the Share Exchange, FGHR has 24,431,184 outstanding shares of common stock, with the current shareholders of FGHR owning 1,307,000 of the post-closing shares.

Operating Leases - We entered into a lease agreement on March 7, 2014 to lease a grow facility of approximately 26,700 square feet (“Custer Lease”) for a term of five years commencing on April 1, 2014. Lease payments are scheduled to be $29,200 per month for the first twelve months of the lease, and then are scheduled to be $27,500 per month for the subsequent 12 months, $28,325 per month for the subsequent 12 months, $29,170 per month for the subsequent 12 months and $30,035 per month for the final 12 months of the lease. Under the terms of the Custer Lease, we are obligated to pay a security deposit of $29,200 which was due and paid upon the execution of the Custer Lease. We have the option to renew the Custer Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the Custer Lease. The Lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 460 grow lights. We will lease this grow facility to the affiliated entities on a long term basis.

We entered into a lease agreement on April 1, 2014 to lease a grow facility of approximately 65,000 square feet (“51st Ave Lease”) for a term of five years and nine months. The terms of the 51st Ave Lease stipulates the payment of $15,000 per month, prorated if necessary, until such time that the Lessor is able to deliver a Certificate of Occupancy, which is scheduled to occur on August 1, 2014. Thereafter, lease payments are scheduled to be $176,456 per month for the first six months of the lease, and then are scheduled to be $221,833 per month for the subsequent 24 months, $231,917 per month for the subsequent 12 months, $242,000 per month for the subsequent 12 months and $247,041 per month for the final 12 months of the lease. Under the terms of the 51st Ave Lease, we are obligated to pay a security deposit of $150,000 one third of which was due and paid upon the execution of the 51st Ave Lease, the second third is due and payable after the first harvest or by October 1, 2014, and the final third is due and payable after the second harvest or by December 1, 2014.We have the option to renew the 51st Ave Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the 51st Avenue Lease. The Lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 1,940 grow lights. We will lease this grow facility to the affiliated entities on a long term basis.

We entered into a lease agreement on April 22, 2014 to lease a grow facility of approximately 38,000 square feet (“Nome Lease”) for a term of seven years. The lease payments are scheduled to be $44,570 per month for the first twelve months of the lease, and then are scheduled to be $46,151 per month for the subsequent 12 months, $47,743 per month for the subsequent 12 months, $49,334 per month for the subsequent 12 months and $50,925 per month for the subsequent 12 months, $52,517 per month for the subsequent 12 months, and $54,108 for the final 12 months of the lease. Under the terms of the Nome Lease, we are obligated to pay a security deposit of $133,679 one half of which was due and paid upon the execution of the Nome Lease, the final half was due and payable 30 days after the commencement date. We have the option to renew the Nome Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the Nome Lease. The Lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 920 grow lights. We will lease this grow facility to the affiliated entities on a long term basis.

We entered into a lease agreement on June 10, 2014 to lease a grow facility of approximately 113,000 square feet (“32nd Ave Lease”) for a term of five years and nine months which will not become effective until the proper Licenses are awarded, expected to be September 1, 2014. The terms of the 32nd Ave Lease stipulates the payment of $25,000 per month, prorated if necessary, until such time that the Lessor is able to deliver a Certificate of Occupancy, which is scheduled to occur in early 2015. Thereafter, lease payments are scheduled to be $282,500 per month for the first Sixteen months of the lease, and then are scheduled to be $301,333 per month for the subsequent 12 months, $320,167 per month for the subsequent 12 months, and $329,583 per month for the final 12 months of the lease. Under the terms of the 32nd Ave Lease, we are obligated to pay a security deposit of $250,000, $150,000 of which was due and paid upon the execution of the 32nd Ave Lease, and $100,000 due upon obtaining the Certificate of Occupancy. We have the option to renew the 32nd Ave Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the 32nd Ave Lease. The Lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 3,000 grow lights. We will lease this grow facility to the affiliated entities on a long term basis.

Future minimum payments for these leases are:

For the Year
Ended January 31,	Amount

2015	$2,181,500
2016	$7,276,000
2017	$7,317,700
2018	$7,476,700
2019	$8,123,000

Convertible Note Payable - The Company issued $850,000 in a convertible note on March 20, 2014 (the “Note”).  The Note has an interest rate of 25%, payable monthly, and matures on September 21, 2014.  The outstanding principal balance of the Note, plus any accrued but unpaid interest on the Note, is convertible at any time on or before the maturity date at $1 per common share.  The convertible note is personally guaranteed by our majority shareholder and by an officer and director of the Company.

On July 16, 2014, the terms of the Note were amended (“Amendment”) wherein the holder of the Note elected to convert $200,000 of the principal of the Note into 293,000 of our common shares of stock at a price of $.6825 per share. As a component of the Amendment, we in turn elected to prepay the remaining principal balance of the Note, after the scheduled payment of the principal and accrued interest due the holder on July 24, 2014 and to pay a prepayment penalty of $11,250. The difference in the premium of the per share price of $0.6825 per the Amendment and the $1 per share per the Note,  plus the amount of the prepayment penalty will be charged to interest expense ratably over the term of the Amendment.

Private Offering - Through a private offering of our common stock at $1 per share, we have collected $2,140,700 as of the date of the issuance of the financial statements, July 31, 2014. Coupled with the 293,000 common shares issued in connection with the conversion of the convertible note described above, 22,863,700 shares of common stock would be outstanding upon the completion of our stock offering.  As part of the private offering, we sold warrants which entitle the holders to purchase up to 1,070,350 shares of our common stock.  The warrants can be exercised at any time prior to January 31, 2019 at a price of $5.00 per share.

STRAINWISE, INC.

INTERIM FINANCIAL STATEMENTS

For the three month period ended April 30, 2014

(UNAUDITED)

STRAINWISE, INC.
CONDENSED BALANCE SHEETS

	(Unaudited) April 30, 2014	January 31, 2014

ASSETS
Current assets:
Cash in trust account	$317,579	$100
Prepaid expenses and other assets	84,200	10,000
Total current assets	401,779	10,100
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $22,667 and $0 at April 30 and January 31, 2014, respectively	246,079	10,500
Prepaid expenses and other assets	296,187	-
Trademark, net of accumulated amortization of $244 and $61, at April 30 and January 31, 2014, respectively	10,766	10,949
Total assets	$954,811	$31,549

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
LIABILITIES
Current liabilities:
Due to affiliated entities	$171,320	$50,203
Accrued interest payable	8,051	-
Total current liabilities	179,371	50,203
Convertible note payable, net of unamortized discount of $29,634	790,366	-
Deferred rent	13,133	3,273
Total liabilities	982,870	53,476
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value, 100,000,000 shares authorized, 20,430,000 issued and outstanding	-	-
Additional Paid in Capital	48,292	48,292
Share subscriptions receivable	941,200	-
Subscriptions to common stock	(941,200)
(Deficit) Retained Earnings	(76,351)	(70,219)
Total stockholder's equity	(28,059)	(21,927)
Total liabilities and stockholder's deficit	$954,811	$31,549

See accompanying notes.

STRAINWISE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013

Revenues from affiliated entities	$536,209	$-

Operating costs and expenses:
Nutrient purchases	99,496	-
Compensation	241,711	-
Rent and other occupancy	78,046	-
General and administrative	34,187	-
Total operating costs and expenses	453,440	-
Income from operations	82,769	-
Other costs and expenses
Interest expense	39,718	-
Professional, legal and consulting fees	26,323	-
Depreciation and amortization expense	22,860	-

Loss before taxes on income	(6,132)
Provision for taxes on income	-	-
Net loss	$(6,132)	$-
Basic loss per common share	$(0.00030)	$-
Fully diluted loss per common share	$(0.00029)	-
Weighted average number of shares outstanding	20,430,000	-
Fully diluted weighted average number of shares outstanding	20,930,000	-

See accompanying notes.

STRAINWISE, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended April 30, 2014	Three months ended April 30, 2013

Cash flows from operating activities:
Net (loss)	$(6,132)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,860	-
Unamortized discount on debt	(29,635)	-
Changes in current assets and liabilities:
Increase in amounts due affiliates	121,118	-
Increase in prepaid expenses and other assets	(393,248)	-
Decrease in trademark	183	-
Increase in accrued expenses and deferred rent	17,912	-
Net cash used in operating activities	(266,942)	-

Cash flows from investing activities:
Investment in tenant improvements and office equipment	(235,579)	-
Net cash flow from investing activities	(235,579)	-

Cash flows from financing activities:
Proceeds from common stock subscriptions	-	100
Proceeds from convertible note payable, inclusive of discount of $45,000	895,000	-
Payments on convertible notes payable	(75,000)	-
Net cash flows from financing activities	820,000	100

Net cash flows	317,479	100
Cash and equivalent, beginning of period	100	-
Cash and equivalent, end of period	$317,579	$100

Supplemental cash flow disclosures:
Cash paid for interest	$26,587	$-
Cash paid for income taxes	$-	$-

See accompanying notes.

STRAINWISE, INC.
STATEMENT OF CHANGES IN CONDENSED STOCKHOLDERS’ DEFICIENCY
For the Period from June 8, 2012 (date of inception) to April 30, 2014
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Capital In Excess of Par Value	Deficit Accumulated in Development Stage	Total

Balance, June 8, 2012, inception	-	$-	$-	$-	$-

Membership interest issued for cash	-	-	100	-	100

Net loss	-	-	-	-	-

Balance, January 31, 2013	-	-	100	-	100

Conversion of common shares for membership interest	20,430,000	-	-	-	-

Stock-based compensation	-	-	48,192	-	48,192

Net loss for the period	-	-	-	(70,219)	(70,219)

Balance, January 31, 2014	20,430,000	-	48,292	(70,219)	$(21,927)

Subscriptions to common stock	941,200	-	941,200	-	941,200

Share subscriptions receivable	-	-	(941,200)	-	(941,200)

Net loss	-	-	-	(6,132)	(6,132)

Balance, April 30, 2014	21,371,200	$-	$48,292	$(76,351)	$(28,059)

See accompanying notes.

STRAINWISE, INC.
Notes to the Unaudited Financial Statements
April 30, 2014

Note 1 – Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business - STRAINWISE, INC. (identified in these footnotes as “we” “us” or the “Company”) provides branding and fulfillment services to entities in the cannabis retail and production industry. The Company was incorporated in the state of Colorado as a limited liability company on June 8, 2012, and subsequently converted to a Colorado corporation on January 16, 2014.

The Company provides sophisticated fulfillment and branding services and solutions to (i) one grow facility and eight retail stores (seven of which sell recreational and medical marijuana to the public and one of which only sells medical marijuana to the public) owned by an officer and director of the Company (“Affiliated Entities”) and (ii) makes such services available to independent retail stores and grow facilities in the regulated cannabis industry throughout the United States.

The branding and fulfillment services that we currently provide are summarized, as follows:

●
Branding, Marketing and Administrative Consulting Services: Customers may contract with us to use the Strainwise name, logo and affinity images in their retail store locations. A monthly fee permits our branding customer to use the Strainwise brand at one specific location. In addition, we will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate.  This includes services to establish an efficient, predictable production process, as well as, nutrient recipes for consistent and appealing marijuana strains.

●
Accounting and Financial Services: For a monthly fee, we provide our customers with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary, retail store and grow facility. We provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings on behalf of the Company and the Captive Stores on an ongoing basis.

●
Compliance Services: The rules, regulations and state laws governing the production, distribution and retail sale of marijuana can be complex, and may prove cumbersome with which to comply. Thus, customers may contract with us to implement a compliance process, based upon the number and type of licenses and permits for their specific business. We provide this service on both an hourly rate and stipulated monthly fee.

●
Nutrient Supplier: The Company presently is a bulk purchaser of nutrients and other cultivation supplies for the sole purpose of growing marijuana. As a result, we are able to make bulk purchases with price breaks, based upon volume. We serve as a sole source nutrient purchasing agent and distributor with pricing based upon our bulk purchasing power.

●
Lending: We will provide loans to individuals and businesses in the cannabis industry. However, Colorado State law does not allow entities operating under a cannabis license to pledge the assets or the license of the cannabis operation for any type of general borrowing activity.  Thus, our lending will be on an unsecured basis, with reliance on a personal guarantee of the borrower.

●
Lease of Grow Facilities and Equipment: We lease grow equipment and facilities on a turn-key basis to customers in the cannabis industry. We will also enter into sale lease backs of grow lights, tenant improvements and other grow equipment.

We do not directly grow marijuana plants, produce marijuana infused products, sell marijuana plants and or sell marijuana infused products of any nature.

Share exchange – On August 19, 2014, we entered into an Agreement to Exchange Securities (“Share Exchange”) with 4th Grade Films, Inc. (“FHGR”), pursuant to which FHGR will acquire approximately 90 % of the outstanding shares of Strainwise in exchange for 23,124,184 shares of FHGR’s common stock.    FHGR is a publicly-traded company, incorporated in Utah, with its common stock currently quoted on the OTC Bulletin Board. It is contemplated that the Exchange will qualify as a tax-free reorganization under the U.S. Internal Revenue Code.

As part of the Share Exchange, we paid $134,700 of FHGR’s liabilities and purchased 1,038,000 shares of FHGR’s common stock for $120,300 from two shareholders of FHGR.  The 1,038,000 shares were returned to treasury and cancelled.  FHGR also agreed to sell its rights to a motion picture, together with all related domestic and international distribution agreements, and all pre-production and other rights to the film, to a former officer and director of FHGR in consideration for the assumption by a shareholder of FHGR of all liabilities of FHGR (net of the $134,700 we paid) which were outstanding immediately prior to the closing of the transaction.

The business combination will be accounted for as a reverse acquisition and recapitalization, using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction will be presented as a continuation of the Company. Under reverse acquisition accounting, the Company (subsidiary) is treated as the accounting parent (acquirer) and FGHR (parent) is treated as the accounting Subsidiary (acquiree). If the Share Exchange is completed, FGHR will have 24,431,184 outstanding shares of common stock, with the current shareholders of FGHR owning 1,307,000 of the post-closing shares.

Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.  During 2014, the Company entered into an agreement with our Chief Executive Officer to hold all of our cash funds in his personal bank account in trust for the Company. Because of current banking regulations, marijuana centric entities are not afforded normal banking privileges, and thus, we were not able to obtain a corporate bank account at a federally charted bank until well into the end of the second quarter of operations in 2014. Under the terms of our trust agreement with our Chief Executive Officer, he agreed to hold our cash in his personal bank account and to make payments of our funds only for our business purposes and to allow daily access to the bank account for ongoing oversight of his fiduciary responsibility to the Company. Additionally, the trust agreement required that the Chief Executive Officer make copies available of all transactions applicable to our operations to our accounting staff on a weekly, or as requested basis.  At April 30, 2014 and January 31, 2014 there were cash deposits in the personal bank account of the Chief Executive Officer held in trust for us in the amount of $317,579 and $0, respectively.

Prepaid expenses and other assets - The Company pays rent in advance of the rental period.  The Company records the carrying amount as of the balance sheet date of rental payments made in advance of the rental period; such amounts are charged against earnings within one year.  The Company also capitalizes any prepaid expenses related to the reverse merger.

The amount of prepaid expenses and other assets as of April 30, 2014 and January 31, 2014 is $380,387 and $10,000, respectively.

Current prepaid expenses and other assets are comprised of the following:
	April 30, 2014	January 31, 2014

Prepaid reverse merger fees	$35,000	$-
Prepaid rent	29,200	-
Rent deposits	20,000	10,000
	$84,200	$10,000

Noncurrent prepaid expenses and other assets are comprised of the following:
	April 30, 2014	April 30, 2013

Prepaid rent	$54,108	$-
Security deposits	242,079	-
	$296,187	$-

Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks.

The FASB Codification clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Tenant improvements and office equipment - Tenant improvements are recorded at cost and are amortized over the term of the applicable lease period. Office equipment is recorded at cost and is depreciated under straight line methods over each item's estimated useful life. We review our tenant improvements and office equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Maintenance and repairs of property and equipment are charged to operations.

Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:
	April 30, 2014	January 31, 2014

Tenant improvements:
Upgrades of HVAC systems	$181,000	$-
Upgrades of electrical generators and power equipment	42,590	-

Office equipment:
Computer equipment	3,777	-
Office furniture and fixtures	16,389	10,500
Machinery	25,000	-
	268,756	10,500
Accumulated amortization and depreciation	(22,667)	-
	$246,079	$10,500

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense for the three months ended April 30, 3014 and April 30, 2013 was $22,700 and $0, respectively.

Income taxes - The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Long-Lived Assets - In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Trademarks - Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years.  Accumulated amortization was $244 and $0 at April 30, 2014 and 2013, respectively and consisted of the following at April 30, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$11,010	$244	$10,766

Deferred Rent - The Company recognizes rent expense from operating leases on the straight-line basis. Differences between the expense recognized and actual payments are recorded as deferred rent.

Revenue recognition - Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a service or product at an agreed upon fee or price, delivery has occurred, and collectability is reasonably assured.

Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our Inception there have been no differences between our comprehensive loss and net loss.

Net income per share of common stock - We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended April 30, 2014, the Company has had limited operations. As of April 30, 2014, the Company has not become profitable. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions:

Substantially all of our revenues to date have been derived from Master Service Agreements with eight retail marijuana stores and one cultivation and growing facility that are majority owned by our Chief Executive Officer, who is also the husband or our majority shareholder and our President.  Pursuant to the terms of these Master Service Agreements, the marijuana stores and grow facility pay us  monthly fees for branding, marketing, administration, accounting and compliance services.  We also supply nutrients to the one grow facility at a 90% mark-up to our cost for the nutrients.

Related party revenue was $104,378 and $0.00, respectively, for the years ended January 31, 2014 and 2013.  As of January 31, 2014 and 2013, we had accounts receivable from affiliated entities of $70,000 and $0, respectively.  As of January 31, 2013 and 2014, we had accounts payable to affiliated entities of $120,203 and $0, respectively.

Although our agreements with the marijuana outlets and grow facility expire on December 31, 2023, all terms and contracts related to this revenue are determined by related parties and these terms can change at any time.

Note 4 – Operating Leases:

The Company entered into a lease agreement with an affiliate for our corporate office needs. The lease is for a 31 month period, commenced in January 2014 for 6,176 square feet at an annual rate of $64,848 for the first twelve months, $67,936 for the subsequent 12 months, and $41,431 for the subsequent 7 months paid monthly, through October 31, 2016.

We entered into a lease agreement on March 7, 2014 to lease a grow facility of approximately 26,700 square feet (“Custer Lease”) for a term of five years commencing on April 1, 2014. Lease payments are scheduled to be $29,200 per month for the first twelve months of the lease, and then are scheduled to be $27,500 per month for the subsequent 12 months, $28,325 per month for the subsequent 12 months, $29,170 per month for the subsequent 12 months and $30,035 per month for the final 12 months of the lease. Under the terms of the Custer Lease, we are obligated to pay a security deposit of $29,200 which was due and paid upon the execution of the Custer Lease. We have the option to renew the Custer Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the Custer Lease. The Lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 460 grow lights. We will lease this grow facility to the affiliated entities on a long term basis.

We entered into a lease agreement on April 1, 2014 to lease a grow facility of approximately 65,000 square feet (“51st Ave Lease”) for a term of five years and nine months. The terms of the 51st Ave Lease stipulates the payment of $15,000 per month, prorated if necessary, until such time that the Lessor is able to deliver a Certificate of Occupancy, which is scheduled to occur on August 1, 2014. Thereafter, lease payments are scheduled to be $176,456 per month for the first six months of the lease, and then are scheduled to be $221,833 per month for the subsequent 24 months, $231,917 per month for the subsequent 12 months, $242,000 per month for the subsequent 12 months and $247,041 per month for the final 12 months of the lease. Under the terms of the 51st Ave Lease, we are obligated to pay a security deposit of $150,000 one third of which was due and paid upon the execution of the 51st Ave Lease, the second third is due and payable after the first harvest or by October 1, 2014, and the final third is due and payable after the second harvest or by December 1, 2014. We have the option to renew the 51st Ave Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the 51st Avenue Lease. The Lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 1,940 grow lights. We will lease this grow facility to the affiliated entities on a long term basis.

We entered into a lease agreement on April 22, 2014 to lease a grow facility of approximately 38,000 square feet (“Nome Lease”) for a term of seven years. The lease payments are scheduled to be $44,570 per month for the first twelve months of the lease, and then are scheduled to be $46,151 per month for the subsequent 12 months, $47,743 per month for the subsequent 12 months, $49,334 per month for the subsequent 12 months and $50,925 per month for the subsequent 12 months, $52,517 per month for the subsequent 12 months, and $54,108 for the final 12 months of the lease. Under the terms of the Nome Lease, we are obligated to pay a security deposit of $133,679 one half of which was due and paid upon the execution of the Nome Lease, the final half was due and payable 30 days after the commencement date. We have the option to renew the Nome Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the Nome Lease.

The Lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 920 grow lights. We will lease this grow facility to the affiliated entities on a long term basis.

Future minimum payments for these leases are:

For the Period
Ending April 30,	Amount

2015	$2,550,987
2016	$3,608,905
2017	$3,637,249
2018	$3,746,079
2019	$3,855,572

Note 5 – Issuance of Shares:

The Company was originally organized as a limited liability company on June 8, 2012 with $100 of membership equity. On January 16, 2014, the Company converted to a corporation and issued a total of 20,340,000 shares in exchange for the one hundred percent of the membership interests owned by the majority shareholder and President of the Company.   As of April 30, 2014, there were a total of 20,340,000 shares of common stock issued and outstanding. Through a private offering of our common stock at $1 per share, we have collected $941,200 from subscribers as for April 30, 2014 for 941,200 shares. The total shares of common stock that would be issued and outstanding upon the completion of our stock offering and the issuance of shares to the current subscribers, the total amount of our common shares issued and outstanding would be 21,281,200 shares.

Note 6 – Income Taxes:

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

The Company adopted the provisions of ASC 740, “Income Taxes” on April 1, 2007. FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. The components of the income tax provision are as follows:

	Three Months Ended April 30,
	2014	2013

Income tax expense (benefit):
Current:
Federal	$13,205	$-
State	(3,536)	-
Deferred income tax expense (benefit):	9,670	-
Valuation allowance	(9,670)	-
Provision	$-	$-

We have a net operating loss carryforward for financial statement reporting purposes of $76,351 from the year ended January 31, 2014

Note 7 – Convertible Note Payable:

Notes payable consist of the following:
	April 30, 2014	January 31, 2014

Convertible notes payable, with interest due monthly
at 25% per annum, maturing September 21, 2014:	$850,000	--
Discount	45,000	--
	$895,000	--

Less Payment	(75,000)	--
Less Unamortized Discount	(29,635)	--
Balance:	$790,365	--

The unamortized discount on the convertible note at April 30, 2014 was calculated as follows:

Discount	$45,000
Less Amortization through 4/17/14, using
an imputed rate of 22.9%	(10,286)
Less Amortization from 4/18 to 4/30, using
an imputed rate of 26.1%	(5,080)
Unamortized Premium:	$29,634

The Company issued a note for $850,000 in a convertible note on March 20, 2014 (the “Note”).  The Note has an interest rate of 25%, payable monthly, and matures on September 21, 2014.  The outstanding principal balance of the Note, plus any accrued but unpaid interest on the Note, is convertible at any time on or before the maturity date at $1 per common share.  The convertible note is personally guaranteed by our majority shareholder and by an officer and director of the Company.

On July 16, 2014, the terms of the Note were amended (“Amendment”) wherein the holder of the Note elected to convert $200,000 of the principal of the Note into 293,000 of our common shares of stock at a price of $.6825 per share. As a component of the Amendment, we in turn elected to prepay the remaining principal balance of the Note, after the scheduled payment of the principal and accrued interest due the holder on July 24, 2014 and to pay a prepayment penalty of $11,250. The difference in the premium of the per share price of $0.6825 per share per the Amendment and the $1 per share per the Note,  plus the amount of the prepayment penalty will be charged to interest expense in the month the transaction occurred.

Note 8 – New accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.

The Company elected to adopt ASU 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 9 – Subsequent Events:

Share Exchange – On August 19, 2014, we entered into an Agreement to Exchange Securities (“Share Exchange”) with 4th Grade Films, Inc. (“FHGR”), pursuant to which FHGR will acquire approximately 90 % of the outstanding shares of Strainwise in exchange for 23,124,184 shares of FHGR’s common stock.    FHGR is a publicly-traded company, incorporated in Utah, with its common stock currently quoted on the OTC Bulletin Board. It is contemplated that the Exchange will qualify as a tax-free reorganization under the U.S. Internal Revenue Code.

As part of the Share Exchange, we paid $134,700 of FHGR’s liabilities and purchased 1,038,000 shares of FHGR’s common stock for $120,300 from two shareholders of FHGR.  The 1,038,000 shares were returned to treasury and cancelled.  FHGR also agreed to sell its rights to a motion picture, together with all related domestic and international distribution agreements, and all pre-production and other rights to the film, to a former officer and director of FHGR in consideration for the assumption by a shareholder of FHGR of all liabilities of FHGR (net of the $134,700 we paid) which were outstanding immediately prior to the closing of the transaction.

The business combination will be accounted for as a reverse acquisition and recapitalization, using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction will be presented as a continuation of the Company. Under reverse acquisition accounting, the Company (subsidiary) is treated as the accounting parent (acquirer) and FGHR (parent) is treated as the accounting Subsidiary (acquiree). If the Share Exchange is completed, FGHR will have 24,431,184 outstanding shares of common stock, with the current shareholders of FGHR owning 1,307,000 of the post-closing shares.

Operating Lease - We entered into a lease agreement on June 10, 2014 to lease a grow facility of approximately 113,000 square feet (“32nd Ave Lease”) for a term of five years and nine months which will not become effective until the proper Licenses are awarded, expected to be September 1, 2014. The terms of the 32nd Ave Lease stipulates the payment of $25,000 per month, prorated if necessary, until such time that the Lessor is able to deliver a Certificate of Occupancy, which is scheduled to occur in early 2015. Thereafter, lease payments are scheduled to be $282,500 per month for the first Sixteen months of the lease, and then are scheduled to be $301,333 per month for the subsequent 12 months, $320,167 per month for the subsequent 12 months, and $329,583 per month for the final 12 months of the lease. Under the terms of the 32nd Ave Lease, we are obligated to pay a security deposit of $250,000, $150,000 of which was due and paid upon the execution of the 32nd Ave Lease, and $100,000 due upon obtaining the Certificate of Occupancy. We have the option to renew the 32nd Ave Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the 32nd Ave Lease. The Lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 3,000 grow lights. We will lease this grow facility to the affiliated entities on a long term basis.

Private Stock Offering - Through a private offering of our common stock at $1 per share, we have collected $941,200 from subscribers as for April 30, 2014 for 941,200 shares, and we have collected an additional $1,199,500 from May 1, 2014 through, July 31, 2014. Thus, total subscriptions to common stock through the private offering is 2,140,700 shares. Coupled with the 293,000 common shares issued in connection with the conversion of the convertible note described above, upon the completion of our stock offering and the issuance of shares to the current subscribers we would have 22,863,700 outstanding shares of common stock.  As part of the private offering, we sold warrants which entitle the holders to purchase up to 1,070,350 shares of our common stock.  The warrants can be exercised at any time prior to January 31, 2019 at a price of $5.00 per share.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of September, 2014.

STRAINWISE, INC.

By:	/s/ Shawn Phillips
Shawn Phillips, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Erin Phillips	President and a Director	September 29, 2014
Erin Phillips

/s/ Shawn Phillips	Chief Executive Officer and a Director	September 29, 2014
Shawn Phillips

/s/ David Modica	Director	September 29, 2014
David Modica