Form 10-Q
period 2014-10-31
Strainwise, Inc.
filed 2014-12-22
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2014

☐   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission file number: 000-52825

STRAINWISE, INC
(Exact name of registrant as specified in its charter)

Utah	20-8980078
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1350 Independence St., Suite 300
Lakewood, CO   80215
(Address of principal executive offices, including Zip Code)

(303) 736-2442
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,948,884 shares of common stock as of December 15, 2014.

STRAINWISE, INC.

INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended October 31, 2014 and 2013

(UNAUDITED)

STRAINWISE, INC.
CONDENSED BALANCE SHEETS

	(Unaudited) October 31, 2014	January 31, 2014

ASSETS
Current assets:
Cash	$180,840	$100
Due from affiliated entities	1,017,077	-
Prepaid expenses and other assets	27,127	10,000
Total current assets	1,225.044	10,100
Commercial operating property, net of accumulated amortization of $4,001 and $0 at October 31, 2014 and January 31, 2014, respectively	656,000	-
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $110,991 and $0 at October 31, 2014 and January 31, 2014, respectively	2,102,775	10,501
Prepaid expenses and other assets	346,187	-
Trademark, net of accumulated amortization of $610 and $61, at October 31, 2014 and January 31, 2014, respectively	10,400	10,949
Total assets	$4,340,406	$31,550

LIABILITIES AND STOCKHOLERS’ (DEFICIT) EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$344,867	$-
Deferred tax liability	52,814	-
Due to affiliated entities	-	50,203
Current portion of tenant allowance note and mortgage payable	563,644	-
Total current liabilities	961,325	50,203
Note payable for tenant allowances	443,785	-
Mortgage payable	297,460	-
Deferred rent	207,201	3,273
Total liabilities	1,909,771	53,476
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized, 26,948,884 and 20,430,000 issued and outstanding at October 31, 2014 and January 31, 2014, respectively	-	-
Additional paid in capital	2,310,992	48,292
Retained earnings (deficit)	119,643	(70,218)
Total stockholders’ equity	2,430,635	(21,926)
Total liabilities and stockholders’ equity (deficit)	$4,340,406	$31,550

See accompanying notes.

STRAINWISE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended October 31,		Three Months Ended October 31,
	2014	2013	2014	2013

Revenues from affiliated entities
Grow facilities usage fees	$1,978,984	$-	$1,418,190	$-
Sale of nutrient supplies	550,017	-	188,070	-
Branding, marketing and administrative fees	517,000	-	301,000	-
Accounting and financial services fees	273,000	-	129,000	-
Compliance services fees	227,500	-	107,500	-
	3,546,501	-	2,143,760	-
Consulting services	33,000	-	33,000	-
Total revenues	3,579,501	-	2,176,760	-
Operating costs and expenses
Rent and other occupancy	1,561,811	-	1,155,531	-
Compensation	881,909	-	255,219	-
Nutrient purchases	289,482	-	98,984	-
Professional, legal and consulting	208,901	-	149,420	-
Depreciation and amortization	115,536	-	56,678	-
General and administrative	47,259	-	6,639	-
Total operating costs and expenses	3,104,898	-	1,722,471	-
Income from operations	474,603	-	454,289	-
Other costs and expenses
Loss on early extinguishment of debt	(93,000)	-	-	-
Interest expense	(138,928)	-	(66,000)	-
Earnings (loss) before taxes on income	242,675	-	388,289	-
Provision for taxes on income	(52,814)	-	(113,716)	-
Net income (loss)	$189,861	$-	$274,573	$-

Basic earnings (loss) per common share	$0.0085	$-	$0.0197	$-
Fully diluted earnings (loss) per common share	$0.0084	$-	$0.0112	$-
Basic weighted average number of shares outstanding	22,475,602	851,250	25,020,371	851,250
Fully diluted weighted average number of shares outstanding	22,563,151	1,350,250	24,421,014	1,350,250

See accompanying notes.

STRAINWISE, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months ended October 31, 2014	Nine Months ended October 31, 2013

Cash flows from operating activities:
Net income	$189,861	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amounts due from affiliates	(1,067,279)	-
Increase in prepaid expenses and other assets	(363,314)	-
Increase in deferred taxes payable	52,814	-
Depreciation and amortization	114,991	-
Increase in accounts payable	344,867	-
Increase in deferred rent and interest	203,928	-
Decrease in trademark	549	-
Net cash flow used in operating activities	(523,583)	-
Cash flows from investing activities:
Investment in tenant improvements and office equipment	(2,203,266)
Investment in commercial operating building	(660,000)	-
Share exchange in reverse merger transaction	(255,000)	-
Net cash flow used in investing activities	(3,118,266)	-
Cash flows from financing activities:
Proceeds from common stock subscriptions	2,517,700	100
Note payable for tenant allowances	739,729	-
Proceeds from mortgage	565,160	-
Proceeds from sale of convertible note, inclusive of discount of $45,000	895,000	-
Payments on convertible note	(895,000)	-
Net cash flows from financing activities	3,822,589	100
Net cash flows	180,740	100
Cash and equivalent, beginning of period	100	-
Cash and equivalent, end of period	$180,840	$100

Supplemental cash flow disclosures:
Cash paid for interest	$117,666	$-
Cash paid for income taxes	$-	$-

See accompanying notes.

STRAINWISE, INC.
Notes to the Unaudited Financial Statements
October 31, 2014

Note 1 – Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business - STRAINWISE, INC. (identified in these footnotes as “we” “us” or the “Company”) provides branding marketing, administrative, accounting, financial and compliance services (“Fulfillment Services”) to entities in the cannabis retail and production industry. The Company was incorporated in the state of Colorado as a limited liability company on June 8, 2012, and subsequently converted to a Colorado corporation on January 16, 2014.

The Company provides sophisticated Fulfillment Services to (i) the four grow facilities and eight retail stores (seven of which sell recreational and medical marijuana to the public and one of which only sells medical marijuana to the public) owned by an officer and director of the Company (“Affiliated Entities”) and (ii) makes such services available to independent retail stores and grow facilities in the regulated cannabis industry throughout the United States.

The Fulfillment Services that we currently provide are summarized, as follows:

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

Share exchange - ,  On August 19, 2014, we entered into an Agreement to Exchange Securities ("Share Exchange"),  pursuant to which we acquired  approximately 90% of the  outstanding  shares of a privately held Colorado corporation (“Strainwise Colorado”) in exchange for  23,124,184  shares of our common stock.

As part of the  Share  Exchange,  Strainwise Colorado paid  $134,700  of our  liabilities  and purchased  1,038,000  shares  of  our  common  stock  for  $120,300  from two of our shareholders. The 1,038,000 shares were returned to treasury and cancelled.  We also  agreed to sell our rights to a motion  picture,  together with all related domestic and  international  distribution  agreements,  and all pre-production and other rights to the film, to a former officer and director in  consideration  for  the  assumption  by one of our  shareholders  of all of our liabilities  (net of the  $134,700    paid by Strainwise Colorado)  which  were  outstanding immediately prior to the closing of the transaction.

On  September  12,  2014  we  acquired  the remaining  outstanding  shares of Strainwise Colorado in exchange for the issuance of 2,517,000  shares of our common stock.

The resulting business  combination  has been accounted  for as a reverse  acquisition and recapitalization, using accounting principles applicable to reverse acquisitions whereby the financial statements  subsequent to the date of the transaction will be  presented  as a  continuation  of the  Company.  Under reverse  acquisition accounting,  Strainwise Colorado  is  treated  as the  accounting  parent  (acquirer) and we (parent) are treated as the accounting Subsidiary (acquiree).

Basis of presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

These condensed financial statements as of and for the three and nine months ended October 31, 2014 and 2013, reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended October 31, 2014, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending January 31, 2015.

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

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.  During 2014, the Company entered into an agreement with our Chief Executive Officer to hold all of our cash funds in his personal bank account in trust for the Company. Because of current banking regulations, marijuana centric entities are not afforded normal banking privileges, and thus, we were not able to obtain a corporate bank account at a federally charted bank until well into the end of the second quarter of operations in 2014. Under the terms of our trust agreement with our Chief Executive Officer, he agreed to hold our cash in his personal bank account and to make payments of our funds only for our business purposes and to allow daily access to the bank account for ongoing oversight of his fiduciary responsibility to the Company. Additionally, the trust agreement required that the Chief Executive Officer make copies available of all transactions applicable to our operations to our accounting staff on a weekly, or as requested basis.  At October 31, 2014 and January 31, 2014 there were no cash deposits in the personal bank account of the Chief Executive Officer held in trust for us.

Prepaid expenses and other assets - The Company pays rent in advance of the rental period.  The Company records the carrying amount as of the balance sheet date of rental payments made in advance of the rental period; such amounts are charged against earnings within one year.  The Company also capitalizes any prepaid expenses related to the reverse merger.

The amount of prepaid expenses and other assets as of October 31, 2014 and January 31, 2014 is $373,314 and $10,000, respectively.

Current prepaid expenses and other assets are comprised of the following:
	October 31, 2014	January 31, 2014

Prepaid insurance	19,345	-
Legal retainer	7,782	-
Rent deposits	--	10,000
	$27,127	$10,000

Noncurrent prepaid expenses and other assets are comprised of the following:
	October 31, 2014	January 31, 2014

Prepaid rent	$54,108	$-
Security deposits	292,079	-
	$346,187	$-

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

Commercial Operating Property - On July 26, 2014 we purchased a commercial property that was previously leased by one of our affiliates, which we have leased back to the affiliate. The commercial property consists of land and a building that contains both a retail store and a grow facility. We have allocated $220,000 and $440,000 of the purchase price to the cost of land and to the cost of the improvements to the building, respectively, based upon management’s best estimate and belief. Management’s estimate and belief was based upon consideration of (i) replacement cost, (ii) limited knowledge of comparable sales, (iii) anticipated future income generation, and (iv) single use, internally. No intangible asset value was assigned to the existing lease on the property, because the existing lease was immediately cancelled upon the completion of the purchase of the commercial property. The cost of the improvements to the building will be depreciated on a straight line method over 27.5 years, which we believe is the useful life of this asset.

Tenant improvements and office equipment - Tenant improvements are recorded at cost, and are amortized over the lesser of the economic life of the asset or the term of the applicable lease period. We determined that term of the leases applicable to our tenant improvements are less than the economic life of the respective assets that comprise our tenant improvements. Office equipment is recorded at cost and is depreciated under straight line methods over each item's estimated useful life. We review our tenant improvements and office equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Maintenance and repairs of property and equipment are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:
	October 31, 2014	January 31, 2014

Tenant improvements:
Upgrades of HVAC systems	$864,374	$-
Upgrades of electrical generators and power equipment	609,312	-
Structural improvements	588,801
Fire suppression, alarms and surveillance systems	77,659	-
Office equipment:
Computer equipment	26,369	-
Office furniture and fixtures	22,251	10,500
Machinery	25,000	-
	2,213,766	10,500
Accumulated amortization and depreciation	(110,991)	-
	$2,102,775	$10,500

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense for the nine months ended October 31, 2014 and 2013 was $112,960 and $0, respectively.

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

Trademarks - Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years.  Accumulated amortization was $610 and $0 at October 31, 2014 and 2013, respectively and consisted of the following at October 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$11,010	$610	$10,400

Deferred Rent - The Company recognizes rent expense from operating leases on the straight-line basis. Differences between the expense recognized and actual payments are recorded as deferred rent.

Revenue recognition - Revenue is recognized on an accrual basis as earned under contract terms. Revenue from affiliated entities is recognized as follows:

●
Branding, Marketing and Administrative Services Revenue:   Under the terms of a ten year master service agreement, we allow an affiliated entity to use the Strainwise brand for both retail and marketing purposes at one location, plus we provide administrative services to assist the employees of the affiliated entity to operate the business of that related location, Also, under a long term master service agreement, we provide administrative and management services to assist employees of affiliated entities to operate their grow facilities. We charge the affiliated entity a monthly fee of approximately $4,500 a month for the branding, marketing and administrative services and $4,500 to $20,000 for grow facility rent. Since we (i) are the primary obligor, (ii) determine the price, (iii) perform the service, (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually providing the services, in accordance with ASC 605-45-45, the revenue is recognized on monthly basis in accordance with the terms of the applicable master service agreement.

●
Accounting and Financial Services Revenue:  Under the terms of a ten year master service agreement, we have agreed to provide our affiliated entities with a fully implemented general ledger system, coupled with an industry centric chart of accounts, which enables management to readily monitor and manage all accounting and financial facets of a marijuana medical dispensary, retail store and/or grow facility. Under the terms of the master service agreement we have also agreed to  provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings.  Under the terms of the master service agreement, we provide the above described accounting and financial services for a monthly fee of $3,000.Since we (i) are the primary obligor, (ii) determine the price, (iii) perform the service, (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually providing the above described service, in accordance with ASC 605-45-45, the revenue is recognized on monthly basis in accordance with the terms of the applicable master service agreement.

●
Compliance Services Revenue: Under the terms of a ten year master service agreement, we provide the affiliated entities with a compliance process that includes the preparation and filing of state, city and municipal applications and renewals of licenses in accordance with the rules, regulations and state laws governing the production, distribution and retail sale of marijuana. We provide this service to our affiliate entities under the terms of a master service agreement for a monthly fee of $2,500 per month. Since we (i) are the primary obligor, (ii) determine the price, (iii) perform the service, (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually providing the above described service, in accordance with ASC 60545-45, the revenue is recognized on monthly basis in accordance with the terms of the applicable master service agreement.

●
Nutrient Sales:  Under the terms of a ten year master service agreement, we serve as a sole source nutrient purchasing agent and distributor for our affiliated entities, with pricing based upon our bulk purchasing power. We charge the affiliated entities for nutrients supplied to them at the cost of the nutrients, plus a premium of ninety percent. Since we (i) are the primary obligor, (ii) determine the price, (iii) perform the service, (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually buying and delivering the above nutrients to the affiliated entity, in accordance with ASC 605-45-45, the revenue is recognized in the month in which the nutrient is actually delivered to the related entity.

●
Grow Facilities Revenue: Under the terms of a ten year master service agreement, we lease grow facilities and equipment for a period equal to the term of the underlying lease with an independent, third party lessor in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) plus a premium of forty percent. Since we (i) are the primary obligor, (ii) determine the price, (iii) perform the service, (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually leasing the facilities and equipment to the respective affiliated entity, in accordance with ASC 605-45-45, the revenue is recognized in the month in which the lease payments are made by us to the respective independent, third party lessor.

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

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended October 31, 2014, the Company has had limited operations. As of October 31, 2014, the Company has only recently become minimally profitable. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions:

Substantially all of our revenues to date have been derived from long term contracts with a group of entities that are majority owned by our Chief Executive Officer, who is also the husband of our majority owner and President. Note that all terms and contracts related to related party revenue are determined by related parties and these terms can change at any time.

Related party revenue was $3,878,051 and $0, respectively, for the nine months ended October 31, 2014 and 2013.  As of October 31, 2014 and January 31, 2014, we had accounts receivable from affiliated entities of $1,011,652 and $-0- respectively

Note 4 – Operating Leases:

The Company entered into a lease agreement with an affiliate for our corporate office needs. The lease is for a 31 month period, commenced in January 2014 for 6,176 square feet at an annual rate of $64,848 for the first twelve months, $67,936 for the subsequent 12 months, and $41,431 for the subsequent 7 months paid monthly, through October 31, 2016. This lease to the Company is on the same terms and conditions as is the direct lease between the affiliate and the independent lessor. Consequently, we believe that the lease terms to the Company are comparable to lease terms we would receive directly from third party lessors in our market, because the related party terms mirror the terms of the direct lease between the independent, third party lessor and the affiliated entity.

We entered into a lease agreement on March 7, 2014 to lease from an independent third party a grow facility of approximately 26,700 square feet (“Custer Lease”) for a term of five years commencing on April 1, 2014. Lease payments are scheduled to be $29,200 per month for the first twelve months of the lease, and then are scheduled to be $27,500 per month for the subsequent 12 months, $28,325 per month for the subsequent 12 months, $29,170 per month for the subsequent 12 months and $30,035 per month for the final 12 months of the lease. Under the terms of the Custer Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property, and we are obligated to pay a security deposit of $29,200 which was due and paid upon the execution of the Custer Lease. We have the option to renew the Custer Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the Custer Lease. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 460 grow lights. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the grow facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the grow facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We sublease this grow facility to an affiliated entity under the terms of a Master Service Agreement for a term of five years in an amount equal to the sum of (i) the monthly lease payment; (ii) plus the cost of reimbursed operating expenses paid to the lessor each month; (iii) plus the amount of monthly amortization of tenant improvements; and (iv) a premium of forty percent. Revenue from the sublease of the Custer grow facility is recognized on a monthly basis as the user is charged for the amount of the sublease.

We entered into a lease agreement on April 1, 2014 to lease from an independent third party a grow facility of approximately 65,000 square feet (“51st Ave Lease”) for a term of five years and nine months. The terms of the 51st Ave Lease stipulates the payment of $15,000 per month, prorated if necessary, until such time that the Lessor is able to deliver a Certificate of Occupancy, which occurred on August 1, 2014. Thereafter, lease payments are scheduled to be $176,456 per month for the first six months of the lease, and then are scheduled to be $221,833 per month for the subsequent 24 months, $231,917 per month for the subsequent 12 months, $242,000 per month for the subsequent 12 months and $247,041 per month for the final 12 months of the lease. Under the terms of the 51st Ave Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property and we are obligated to pay a security deposit in the total amount $150,000, two thirds of which has been paid, with the remaining $50,000 due by December 1, 2014. We have the option to renew the 51st Ave Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the 51st Avenue Lease. The Lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 1,940 grow lights. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the grow facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the grow facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We sublease this grow facility to an affiliated entity under the terms of a Master Service Agreement for a term of five years and nine months in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, and (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the 51st Avenue grow facility is recognized on a monthly basis as the user is charged for the amount of the sublease.

We entered into a lease agreement on April 22, 2014 to lease from an independent third party a grow facility of approximately 38,000 square feet (“Nome Lease”) for a term of seven years. The lease payments are scheduled to be $44,570 per month for the first twelve months of the lease, and then are scheduled to be $46,151 per month for the subsequent 12 months, $47,743 per month for the subsequent 12 months, $49,334 per month for the subsequent 12 months and $50,925 per month for the subsequent 12 months, $52,517 per month for the subsequent 12 months, and $54,108 for the final 12 months of the lease. Under the terms of the Nome Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property, and we are obligated to pay a security deposit of $133,679 one half of which was due and paid upon the execution of the Nome Lease, the final half was due and payable 30 days after the commencement date. We have the option to renew the Nome Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the Nome Lease. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 920 grow lights. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the grow facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the grow facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We sublease this grow facility to an affiliated entity under the terms of a Master Service Agreement for a term of seven years in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the Nome grow facility is recognized on a monthly basis as the user is charged for the amount of the sublease.

We entered into a lease agreement on June 10, 2014 to lease from an independent third party a grow facility of approximately 113,000 square feet (“32nd Ave Lease”) for a term of five years. The Lease will not become fully effective until we are awarded the necessary licenses, and the Lessor is able to deliver a Certificate of Occupancy, which is presently estimated to occur sometime during early to mid-2015. The terms of the 32nd Ave Lease stipulate the payment of $25,000 per month, prorated if necessary, until such time that the Lessor is able to deliver a Certificate of Occupancy Thereafter, lease payments are scheduled to be $282,500 per month for the first 24 months of the lease, and then are scheduled to be $301,333 per month for the subsequent 12 months, $320,167 per month for the subsequent 12 months, and $329,583 per month for the final 12 months of the lease. Under the terms of the 32nd Ave Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property, and we are obligated to pay a security deposit of $250,000, $150,000 of which was due and paid upon the execution of the 32nd Ave Lease, and $100,000 due upon obtaining the Certificate of Occupancy. We have the option to renew the 32nd Ave Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the 32nd Ave Lease. The lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 3,000 grow lights. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the grow facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the grow facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We will sublease this grow facility to an affiliated entity under the terms of a Master Service Agreement for a term of five years in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) and a premium of forty percent. Revenue from the sublease of the 32nd Avenue grow facility will be recognized on a monthly basis as the user is charged for the amount of the sublease.

We entered into a lease agreement on September 11, 2014 to lease a grow facility of approximately 20,000 square feet (“Bryant St. Lease”) for a term of ten years. During the first 12 months of the lease, lease payments are scheduled to be $23,984 for the first four months and 24,531 for the next eight  months, and then are scheduled to be $24,647, $25,140, $31,221, $31,845, $32,483, $33,132, $33,794, $34,470, and $35,160 for the second through the tenth year of the lease, respectively. We are not required to provide any security deposits or first and last month’s rental amounts. We have an option to purchase the building for $2,400,000 at any time during the first 36 months of the lease, provided that we deliver a purchase option notice to the Lessor prior to the end of the 33rd month of the lease. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 370 grow lights. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the grow facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the grow facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset.  We lease this grow facility to an affiliated entity under the terms of a Master Services Agreement on a long term basis in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the Bryant Street grow facility is recognized on a monthly basis as the user is charged for the amount of the sublease.

Future minimum payments for these leases, including the increase in the Nome Lease payments per the amendment described under subsequent events in Note 10 herein, are:

For the 12 Months
Ending October 31,	Amount

2015	$5,989,627
2016	$7,845,004
2017	$8,086,492
2018	$8,523,339
2019	$8,441,104

Note 5 – Issuance of Shares:

Through a private offering of our common stock at $1 per share, we collected $2,224,700 from subscribers, as of October 31, 2014, for 2,224,700 shares of our common stock. Coupled with the 293,000 common shares issued in connection with the conversion of the convertible note described in the following Note 7, and the Share Exchange described in Note 1, the total number of shares of common stock issued and outstanding at October 31, 2014 was 26,948,884 shares

Note 6 – Income Taxes:

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

The Company adopted the provisions of ASC 740, “Income Taxes” on July1, 2007. FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. The components of the income tax provision are as follows:

	Nine Months Ended October 31,		Three Months Ended October 31,
	2014	2013	2014	2013

Income Tax Expense
Current:
Federal	$45,113	$-	$99,273	$-
State	7,701	-	14,443	-
Income Tax Provision	$52,814	$-	$113,716	$-

We have a net operating loss carryforward for financial statement reporting purposes of $76,351 from the year ended January 31, 2014.

Note 7 – Convertible Note Payable:

The Company issued a convertible note in the amount of $850,000 on March 20, 2014 (the “Note”). This Note was subsequently amended, and the unpaid principal balance was converted into common stock, as more fully described below.  The Note had an interest rate of 25%, payable monthly, and was scheduled to mature on September 21, 2014.  The outstanding principal balance of the Note, plus any accrued but unpaid interest on the Note, was convertible at any time on or before the maturity date at $1 per common share.  The Note was personally guaranteed by our majority shareholder and by an officer and director of the Company.

On July 16, 2014, the terms of the Note were amended (“Amendment”) wherein the holder of the Note elected to convert $200,000 of the principal of the Note into 293,000 of our common shares of stock at a price of $.6825 per share. As a component of the Amendment, we in turn elected to prepay the remaining principal balance of the Note, after the scheduled payment of the principal and accrued interest due the holder on July 24, 2014, and to pay a prepayment penalty of $11,250. The difference of $93,000 in the premium of the per-share price of $0.6825 per share per the Amendment and the $1 per share per the Note, plus the amount of the prepayment penalty was charged to the loss on the early extinguishment of debt and interest expense, respectively.

Note 8 – Mortgage Payable

On July 26, 2014 the company entered into a mortgage payable for the purpose of purchasing a commercial operating property that contains a grow facility and retail store, which we lease to one of our affiliated entities. The amount of the mortgage is $595,000, has a three year term, and has no stated rate of interest. In accordance with ASC 835-30, we imputed an interest rate for the mortgage payable of 21.36%.  The mortgage is payable in varying amounts from $11,000 to $36,000 per month, which includes interest at stated amount of $6,000 per month, with a balloon payment of $126,000 due in the thirty-sixth month of the term. We account for the mortgage on a straight line basis with an imputed monthly payment of principal and interests in the amount of $22,301 per month. The difference between the imputed monthly payment amount and actual payment amounts is recorded as an increase or decrease to deferred interest expense, at the time a monthly payment is made. Actual cash payments of principal and interest due under the terms of the mortgage over the subsequent three year period are, as follows:

Period ended October 31,

2015 - $221,000
2016 - $232,000
2017 - $232,000
2018 - $126,000

The mortgage is also personally guaranteed by Shawn Phillips, an affiliate of the Company.

Note 9 – New Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company. The Company elected to adopt ASU 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 10 – Subsequent Events:

We entered into a lease agreement on November 11, 2014 to lease a retail location of approximately 2,976 square feet (“Federal Heights Lease”) for a term of 5 years and one month, with two 5 year renewal options. During term of the lease, lease payments are scheduled to be $5,704 per month. We are responsible to provide all of the tenant improvements that will enable the continuous sale of marijuana products at the Federal Heights retail location by an affiliated entity. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the grow facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the grow facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset.  We will lease this retail location to an affiliated entity under the terms of a Master Services Agreement on a long term basis in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the Federal Heights retail location will be recognized on a monthly basis as the user is charged for the amount of the sublease.

We entered into a modification of the Nome lease on December 1, 2014, wherein the lease was modified to extend the lease term through April 30, 2025; and, the lease payments were modified to be $88,616 per month for the five months ending April 30 2015, and then are scheduled to be $90,207, $91,799, $93,390, $94,981, $73,578, $75,169, $76,761, 78,352, and then $79,943 per month for the final 12 months of the lease. The modification of the lease included the cancellation of the $750,000 note payable to the lessor for the financing of tenant improvements, and the extension of an additional $800,000 to be used by us for future tenant improvements. The full amount of $1,550,000 of tenant improvement financing to be provided by the lessor is to be amortized over the extended term of the modified lease as a component of the monthly lease payments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements included as part of this report.

On August 19, 2014 we acquired approximately 90% of the outstanding shares of Strainwise, Inc., a Colorado corporation (“Strainwise Colorado”), in exchange for 23,124,184 shares of our common stock.  On September 12, 2014 we acquired the remaining outstanding shares of Strainwise Colorado in exchange for 2,517,700 shares of our common stock.

Although, from a legal standpoint, we acquired Strainwise on August 19, 2014, for financial reporting purposes the acquisition of Strainwise Colorado constituted a recapitalization, and the acquisition was accounted for similar to a reverse merger, whereby Strainwise Colorado was deemed to have acquired us.

Strainwise Colorado was organized in Colorado as a limited liability company on June 8, 2012, and converted to a Colorado corporation on January 16, 2014.

Unless otherwise indicated, all references to us include the operations of Strainwise Colorado.

We do not grow marijuana plants, produce marijuana infused products, sell marijuana plants and/or sell marijuana infused products of any nature.

Business

Since January 1, 2014, we have been providing branding and fulfillments services to the marijuana retail stores and grow facilities owned by Shawn Phillips, one our officers and directors (collectively the “Affiliated Entities”), and have been subleasing space to the grow facilities for their operations.

Our branding and fulfillment services are provided under separate Master Service Agreements and are described below:

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

●
Accounting and Financial Services:  For a monthly fee, we provide our customers with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary, retail store and grow facility. We provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings on behalf of the Affiliated Entities on an ongoing basis.

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

●
Nutrient Supplier: We presently are one of the larger, single purchasers of nutrients and other cultivation supplies for the sole purpose of growing marijuana. As a result, we are able to make bulk purchases with price breaks, based upon volume.

●
Lending:   We plan to provide loans to individuals and businesses in the cannabis industry. However, Colorado state law does not allow entities operating under a cannabis license to pledge the assets or the license of the cannabis operation for any type of general borrowing activity.  Thus, our lending will be on an unsecured basis, with reliance on a personal guarantee of the borrower.  The loans will enable borrowers to (if desired) purchase buildings for their operations, acquire fixtures and equipment, and/or fund their working capital needs.  We plan to obtain the capital needed to fund the loans through fees received for branding and fulfillment services, sales of nutrients, subleasing grow facilities and the public or private sale of our securities.

We presently provide these branding and fulfillment services to the nine retail marijuana outlets and six grow facilities owned by Mr. Phillips.

The following shows the monthly fees we receive, and expect in the future to receive, for providing branding and fulfillment services to the retail outlets and grow facilities:

	Branding, marketing	Accounting/
Retail Outlets	and administrative	compliance

The Sanctuary	$4,500	$5,500
The Annie	$4,500	$2,500
The Ridge	$4,500	$5,500
The Spring	$4,500	$2,500
The Retreat	$4,500	$5,500
The Shelter	$4,500	$5,500
The Grove	$4,500	$5,500
The Haven	$4,500	$5,500
Federal Heights	$4,500	$5,500

	Branding, marketing	Accounting/
Grow Facilities	and administrative	compliance

Custer	$4,500	$5,500
51st Avenue	$15,000	$5,500
Nome	$10,000	$5,500
32nd Avenue	$20,000	$5,500
Bryant Street	$10,000	$5,500

As of December 15, 2014 we had not provided any branding and fulfillment services on an hourly basis.  We do not know what our hourly charge will be for any services we may provide by the hour.

Our Master Service agreements expire on December 31, 2023.

Although we plan to make our services available to independent retail stores and grow facilities in the regulated marijuana industry throughout the United States, as of December 15, 2014 we were not providing our branding and fulfillment services to any other persons or entities other than the Affiliated Entities and we had not made any loans to any person or entity.

Leases/Subleasing

As of December 15, 2014 we were leasing six properties in the Denver Metropolitan area.    We sublease these six properties to the Affiliated Entities for their marijuana cultivation and growing operations.  Our subleases with the Affiliated Entities expire on the same date (generally between 2019 and 2024) as our leases with the owners of these properties.  We charge the Affiliated Entities 140% of the amount we pay the lessors of these properties.  None of the persons leasing these facilities to us are affiliated with us in any way.  We believe the terms of our subleases are comparable to those which we could have obtained from unrelated third parties.

The future minimum amounts we are required to pay under the terms of these six leases (which we refer to our “Operating Leases”) are shown below.

Lease Payments Due During Year Ending January 31,
Lease	2015	2016	2017	2018	2019	Thereafter

Custer	$221,200	$276,700	$309,900	$319,200	$214,700	$60,100
51st Ave.	1,058,700	2,616,600	2,662,000	2,772,900	2,893,900	3,206,500
Nome	524,500	1,077,712	1,096,800	1,115,906	135,003	4,890,594
32nd Ave.	557,500	3,390,000	3,408,900	3,634,900	3,851,400	3,625,400
Bryant Street	120,500	295,000	298,000	332,000	377,800	2,251,400
Federal Heights	14,260	68,448	68,448	68,448	68,448	62,744
Total	$2,496,660	$7,724,057	$7,844,057	$8,243,354	$8,541,251	$14,096,738

Results of Operations

We did not begin operations until January 1, 2014 when we began providing branding and fulfillment services to the marijuana cultivation and growing facilities and the retail stores which sell recreational and medical marijuana to the public owned by Shawn Phillips, one of our officer and directors.  As a result, comparison of our operating results for the three and nine months ended October 31, 2014 with any other period would not be meaningful.

Our operating expenses, as a percentage of revenue, for the three months ended October 31, 2014, were 79%.  Our operating expenses, as a percentage of revenue, for the nine months ended October 31, 2014 were 86%.  The decrease in operating expenses vs. revenue during the three months ended October 31, 2014 as opposed to the nine months ended October 31, 2014 was the result of decrease in compensation partially offset by an increase in occupancy costs.

As of December 15, 2014, our operating expenses, excluding payments required for our operating leases, were approximately $189,000per month.

Liquidity and Capital Resources

Our estimated capital requirements for the twelve months ending January 31, 2016 are as follows: (i) approximately $850,000 for lease payments and operational costs to develop a 65,000 square foot grow facility located in the metro Denver area, (ii) approximately $300,000 to $500,000 for additional equipment such as grow lights, electrical upgrades, generators and air conditioning and (iii) approximately $2,500,000 for payments on our  five leases.

When the grow facility is completed, we will lease the facility to one of the Affiliated Entities.

The future minimum payments under the terms of our material contractual obligations are shown below.

Year Ending January 31,
Description	2015	2016	2017	2018	2019	Thereafter

Corporate office lease	$59,900	$67,400	$52,700	$--	$--	$--
Operating Leases	2,496,660	7,724,460	7,844,057	8,243,354	8,541,251	14,096,738
Mortgage	221,000	232,000	232,000	126,000	--	--
Total:	$2,777,560	$8,023,860	$8,128,757	$8,369,354	$8,541,251	$14,096,738

We plan to fund our operations and contractual requirements through fees received for branding and fulfillment services, sales of nutrients, subleasing grow facilities and the public or private sale of its securities.

We will need to raise enough capital to fund our operations until we are able to earn a profit.  We do not know what the terms of any future capital raising may be but any future sales of our equity securities will dilute the ownership of existing stockholders and could be at prices below the market price of our common stock.  Our inability to obtain the capital which it requires may result in our failure.  We do not have any commitments from any person to provide us with capital.

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of recreational marijuana in states other than Colorado and Washington.

Other than the foregoing, we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on:

●	revenues or expenses;
●	any material increase or decrease in liquidity; or
●	expected sources and uses of cash.

Critical Accounting Policies and New Accounting Pronouncements

See Notes 1 and 9to the financial statements included as part of this report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 4.  Controls and Procedures.

(a)     The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure.  As of October 31, 2014, the Company’s Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company’s disclosure controls and procedures were effective.

(b)     Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2014, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 6.  Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAINWISE, INC.

December 19, 2014	By:	/s/ Shawn Phillips
Shawn Phillips, Chief Executive Officer

December 19, 2014	By:	/s/ Erin Phillips
Erin Phillips, Chief Financial and
Accounting Officer