Form 10-Q/A
period 2014-10-31
Strainwise, Inc.
filed 2015-01-07
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment 1

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

(UNAUDITED)

Explanatory Note for Amendment 1:

This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on December 22, 2014. Other than a revision to a rounding error in Note 1, no other changes, revisions, or updates were made to the original amended filing.

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:
	October 31, 2014	January 31, 2014

Tenant improvements:
Upgrades of HVAC systems	$864,374	$-
Upgrades of electrical generators and power equipment	609,312	-
Structural improvements	588,801
Fire suppression, alarms and surveillance systems	77,659	-
Office equipment:
Computer equipment	26,369	-
Office furniture and fixtures	22,251	10,50 1
Machinery	25,000	-
	2,213,766	10,50 1
Accumulated amortization and depreciation	(110,991)	-
	$2,102,775	$10,50 1

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

STRAINWISE, INC.

January 6, 2015	By:	/s/ Shawn Phillips
Shawn Phillips, Chief Executive Officer

January 6, 2015	By:	/s/ Erin Phillips
Erin Phillips, Chief Financial and
Accounting Officer