Form 10-K
period 2015-01-31
Strainwise, Inc.
filed 2015-05-15
CIK 1400683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52825

STRAINWISE, INC
(Exact name of registrant as specified in its charter)

Utah	20 -8980078
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1350 Independence St., Suite 300 Lakewood, CO	80215
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on July 31, 2014, as quoted on the OTC Bulletin Board, was approximately $-0-.

As of May 15, 2015, the Registrant had 27,147,217 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None.

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

As a result of the acquisition, the Company provides the following services to seven retail marijuana outlets and one marijuana cultivation facility owned by the Company’s Chief Executive Officer:

●	Branding, marketing, administrative and consulting;
●	Accounting and financial;
●	Compliance.

In addition to the foregoing, the Company plans to:

●	provide nutrients and other cultivation supplies to licensed marijuana growers;
●	provide loans to individuals and business involved in the marijuana industry; and
●	lease equipment and facilities to licensed marijuana growers.

The Company plans to make these services available to retail stores and cultivation facilities in the regulated marijuana industry throughout the United States.

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

Shawn Phillips, the founder of Strainwise, owns seven recreational marijuana retail stores and two medical marijuana stores. Mr. Phillips also operates several sophisticated and efficient product cultivation facilities, which collectively contain approximately 80,000 square feet of cultivation space.  The retail marijuana stores and cultivation facilities are sometimes referred to as the “Affiliated Entities”.  The seven retail stores have been in operation as medical marijuana, and subsequently, retail marijuana outlets, for between one and three years.

As a result of the ownership and operation of their own retail marijuana stores and cultivation facilities, Shawn Phillips, and his wife Erin, are aware that the operators of many of the potential client stores need the services the Company plans to provide.  Such services are presently beyond the reach (both financially and operationally) for a large majority of retail owners.  The mom-and-pop owners do not have sufficient economies of scale, nor the level of management sophistication and background to enable them to fully leverage their business opportunity within the marijuana industry.

The Company does not grow marijuana plants, produce marijuana infused products, sell marijuana plants and/or sell marijuana infused products of any nature.

The Company presently provides the following branding and fulfillment services to the eight retail marijuana outlets and one cultivation facility owned by Shawn Phillips pursuant to Master Service agreements.  The Company plans to make these services available to independent retail stores and cultivation facilities in the regulated marijuana industry throughout the United States.

●
Branding, Marketing, Administrative and Consulting Services:   Customers may contract with the Company to use the Strainwise name, logo and affinity images in their retail store locations. A monthly fee permits the Company’s branding customer to use the Strainwise brand at one specific location. In addition, the Company will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate. This includes services to establish an efficient, predictable production process, as well as, nutrient recipes for consistent and appealing marijuana strains.

●
Accounting and Financial Services:  For a monthly fee, the Company provides its customers with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary, retail store and cultivation facility. The Company provides bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings on behalf of the Company and the Captive Stores on an ongoing basis.

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

●
Lease of Cultivation Facilities and Equipment: The Company leases cultivation equipment and facilities on a turn-key basis to customers in the cannabis industry. The Company will also enter into sale lease backs of grow lights, tenant improvements and other cultivation equipment.

The following shows the monthly fees received, and expect in the future to receive, for providing branding and fulfillment services to the retail outlets and cultivation facilities:

	Branding, marketing	Accounting/
Retail Outlets	and administrative	compliance

Sanctuary (1)	$4,500	$5,500
Annie	$4,500	$2,500
Ridge	$4,500	$5,500
Spring	$4,500	$2,500
Retreat	$4,500	$5,500
Shelter	$4,500	$5,500
Grove (1)	$4,500	$5,500
Haven (1)	$4,500	$5,500
Federal Heights (2)	--	--

Cultivation Facilities

51st Avenue	$15,000	$5,500
Nome (3)	$10,000	$5,500
Bryant Street	$2,000	$5,500

(1)	This outlet also houses a small cultivation facility.
(2)	This outlet had not opened as of January 31, 2015. Monthly fees will not begin until the outlet is operational, which is expected to be in July, 2015.
(3)	This facility had not opened as of May 14, 2015 and will not open until enough licenses are obtained, including licenses allowing growing marijuana for recreational use, to enable this facility to operate profitably.

The Company also supplies nutrients to the cultivation facilities at a 90% mark-up to the Company’s cost for the nutrients.

As of the date of this report the Company had not provided any branding and fulfillment services on an hourly basis.  The Company does not know what the hourly charge will be for any services that may be provided by the hour.

The Company’s Master Service agreements with the marijuana outlets and cultivation facilities expire on December 31, 2023.

Operating Leases

On March 7, 2014, the Company leased a cultivation facility containing approximately 26,700 square feet (“Custer Lease”) for a term of five years commencing on April 1, 2014.  Under the terms of the lease, the Company paid a security deposit of $29,200.  The lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under 460 grow lights.

Effective January 1, 2015, the Company subleased the Custer property to an unrelated third party.

Pursuant to the terms of the sublease, the subtenant will pay monthly rent according to the following schedule:

Period
Monthly Rent	Beginning	Ending

$20,000	1-1-15	6-30-15
$51,200	7-1-15	12-31-15
$35,600	1-1-16	3-31-19

On April 1, 2014, the Company leased a cultivation facility containing approximately 65,000 square feet (“51st Ave Lease”) for a term of five years and nine months, commencing on August 17, 2014.  Under the terms of the lease, the Company is obligated to pay a security deposit of $150,000, one-third of which was paid upon the execution of the lease, the second third of which is due and payable after the first harvest or by October 1, 2014, and the final third of which is due and payable after the second harvest or by December 1, 2014.  The lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 1,800 grow lights.

On April 22, 2014, the Company leased a cultivation facility containing approximately 38,000 square feet (“Nome Lease”) for a term of seven years, commencing on April 22, 2014.  Under the terms of the lease, the Company paid a security deposit of $133,679.  The lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under 800 grow lights.  The entity which is leasing this facility agreed to provide financing for up to $750,000 of tenant improvements at an interest rate of 25%, payable monthly over 60 months. As of October 1, 2014, the $750,000 of tenant improvements had been completed at the facility and the Company began paying monthly installments of $22,013 at that time.  On December 1, 2014, the lease was extended to April 30, 2025 and the lease payments were modified.  The amendment to the lease included the cancellation of the $750,000 note payable to the lessor for the financing of tenant improvement, and the extension of an additional $800,000 to be used for future tenant improvements.  The full amount of $1,550,000 of tenant improvement financing to be provided by the lessor will be amortized over the term of the amended lease as a component of the monthly lease payments.

On November 11, 2014, the Company leased a retail location consisting of approximately 3,000 square feet (“Federal Heights Lease”) for a term of five years and one month, with two five year renewal options.  The lease, which commenced on November 11, 2014, requires the Company to pay rent of $5,704 each month.  The Company will provide all of the tenant improvements required to convert the space to a marijuana dispensary.

On June 10, 2014, the Company leased a cultivation facility containing approximately 113,000 square feet (“32nd Ave Lease”) for a term of five years and nine months, commencing on July 1, 2014.  Under the terms of the lease, the Company paid a security deposit of $250,000, $150,000 of which was paid upon the execution of the lease, and $100,000 of which was to be paid when a certificate of occupancy was issued.  In April, 2015 the Company terminated the lease due to the failure of the lessor to comply with the terms of the lease.

On September 11, 2014, the Company leased a cultivation facility containing approximately 20,000 square feet (“Bryant Street Lease”) for a term of ten years.  The Company will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under 370 grow lights.

With the exception of the Bryant Street property, there are no options to purchase the properties underlying these leases.  During the term of the Bryant Street lease, the Company has the option to purchase the property subject to the lease for $2,400,000.

The Company has the option to renew the leases described above at the end of their terms at mutually agreed upon rates.  There are no options to purchase the properties underlying these leases.

The future minimum payments under the terms of the Operating Leases are shown below.

	Lease Payments Due During Year Ending January 31,
Lease	2016	2017	2018	2019	2020	Thereafter
Custer	$276,700	$310,800	$320,000	$358,700	$60,100	$--
51st Ave.	2,616,600	2,662,000	2,772,900	2,893,900	2,959,500	3,943,400
Nome (1)	549,000	568,100	587,200	606,300	815,000	247,000
Bryant Street	295,000	298,200	332,100	377,800	385,300	1,866,100

Federal Heights	68,400	68,400	68,400	68,400	62,700	--
Total	$3,805,700	$3,907,500	$4,080,600	$4,305,100	$4,282,600	$6,056,500

(1)	Amounts are based upon terms of lease amended on December 1, 2014. See Note 4 to the financial statements included as part of this report.

None of the persons leasing these facilities are affiliated with the Company in any way.

With the exception of the Custer property, which has been subleased to an unrelated third party, the Company subleases the cultivation facilities described above to the Affiliated Entities for their cultivation operations.  The Company  charges the Affiliated Entities approximately 140% of the amount the Company pays the lessors of these properties.  As of the date of this report, the Federal Heights dispensary has not been subleased to an Affiliated Entity.

The persons leasing the facilities described above, and the entities to which the Company is subleasing the facilities, are:

Facility	Lessor	Subleassee (1)

Custer	Custer Place, LLC	5110 Race, LLC
51st Ave.	Headgate II, LLC	Denver Corridor, LLC
Nome	BCP – Nome I, LLC	Denver Corridor, LLC
Bryant Street	695 Bryant, LLC	5110 Race, LLC

(1)	The subleasees are controlled by Shawn Phillips, one of the Company’s officers and directors.

Acquisition of Race Street Property

On July 26, 2014 the Company purchased a 5,000 square foot commercial building for $660,000.  The building, which is located at 5110 Race Street in Denver, Colorado, houses a retail marijuana dispensary and a small cultivation facility which are owned by Shawn Phillips.  The retail dispensary (known as “the Sanctuary”) and cultivation facility are leased to one of the Affiliated Entities at a rate of $8,400 per month.  The purchase price was paid with cash of $60,000 and a loan of $600,000, which is payable in varying amounts from $11,000 to $36,000 per month, with a final payment of $126,000 due on August 1, 2017.  The loan is secured by the building the Company purchased.

Market Conditions

In January 2014, the market was expanded in Colorado to allow adult use, including adult visitors from other states, of marijuana for recreational purposes. Voters in Washington State recently approved a ballot measure to legalize cannabis for adult use. Many predict that other states will follow Colorado and Washington in enacting legislation or approving ballot measures that expand the permitted use of cannabis.

According to the Colorado Department of Revenue, total sales for medical and recreational marijuana were $699.2 million for the year ended December 31, 2014; $385.9 million for medical marijuana and $313.2 million for recreational marijuana.

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

As of April 30, 2015, 21 states and the District of Columbia allow their citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of such federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of such current federal laws could cause significant financial damage to the Company and its shareholders.  While the Company does not intend to harvest, distribute or sell cannabis, the Company may be irreparably harmed by a change in enforcement by the federal or state governments or the enactment of new and more restrictive laws.

The Company has been advised that the Colorado Marijuana Enforcement Division is investigating the Affiliated Entities.  The Company believes the investigation relates to (i) whether certain license applications filed with the MED should have disclosed the fact that Shawn and Erin Phillips were guarantors on leases to which some of the Affiliated Entities were parties, and (ii) whether the Company controls the Affiliated Entities.  In an article published in the May 15, 2015 edition of the Denver Post, a representative of the MED told the Denver Post that the investigation was "active and ongoing".

Offices

The Company’s offices are located at 1350 Independence Street, Suite 300, Lakewood, CO 80215.  The Company leases its offices from an entity controlled by Erin Phillips, the President and a director of the Company. The lease is for a 31 month period, commencing in January 2014 for 6,176 square feet at an annual rate of $64,848 for the first 12 months, $67,936 for the subsequent 12 months and $41,431 for the subsequent seven months, payable monthly, through October 31, 2016.  As of April 30, 2015, the Company had 10 full time employees and one part time employee.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

See Item 1 of this report.

ITEM 3.       LEGAL PROCEEDINGS

On June 10, 2014 the Company leased a cultivation facility containing approximately 113,000 square feet (“32nd Ave. Lease”) for a term of five years and nine months, commencing on July 1, 2014.  In April 2015, the Company terminated the lease due to the failure of the lessor to comply with the terms of this lease.  On April 27, 2015, Headgate III, LLC, the lessor of the property, filed a lawsuit against the Company, Shawn D. Phillips and Erin Phillips in the Adams County District Court, Colorado, Case No. 2015CV30685.  In its complaint, Headgate III seeks money damages from the Company for breach of the lease and money damages from Shawn and Erin Phillips as guarantors of the lease.

ITEM 4.       MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Prior to September 25, 2014 the Company’s common stock was quoted on the OTC Bulletin Board under the trading symbol “FHGR”.  On September 25, 2014 the Company’s trading symbol changed to “STWC”.  Between August 29, 2014 and January 31, 2015 less than 26,500 shares of the Company’s common stock traded and during this period the closing price of the Company’s common stock varied between $4.00 and $1.50 per share.

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

As of May 15, 2015, the Company had approximately 160 shareholders of record and 27,147,217 outstanding shares of common stock.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements included as part of this report.

General

On August 19, 2014, the Company acquired approximately 90% of the outstanding shares of Strainwise, Inc., a Colorado corporation, in exchange for 23,124,184 shares of the Company’s common stock.  Strainwise was organized in Colorado on June 8, 2012 as a limited liability company, and converted to a Colorado corporation on January 16, 2014.  On September 12, 20014 the Company acquired the remaining outstanding shares of Strainwise Colorado in exchange for 2,517,700 shares of the Company’s common stock.

Although, from a legal standpoint, the Company acquired Strainwise on August 19, 2014, for financial reporting purposes the acquisition of Strainwise constituted a recapitalization, and the acquisition was accounted for similar to a reverse merger, whereby Strainwise was deemed to have acquired the Company.

In connection with the acquisition of Strainwise, the Company sold its rights to a motion picture, together with all related domestic and international distribution agreements, and all pre-production and other rights to the film, to a former officer and director of the Company in consideration for the assumption by a shareholder of the Company of all liabilities of the Company (including the Company’s outstanding liabilities as of June 30, 2014) which were outstanding immediately prior to the closing of the transaction.

The financial statements of the Company for the years ended January 31, 2015, and 2014 are included with this report.

Results of Operations

The Company did not begin operations until January 1, 2014, when it began providing branding and fulfillment services to the cultivation facilities operated by Shawn Phillips and the retail stores owned by Mr. Phillips, an officer and director of the Company (collectively the “Affiliated Entities”).  As a result, comparison of the Company’s operating results for the year ended January 31, 2015, with the prior year would not be meaningful.  As of May 15, 2015 the Company was not providing services to any other entities.

The following shows the amounts the Company charged the affiliated entities for the branding and fulfillment services provided pursuant to the Master Service Agreements and subleasing cultivation facilities for the periods shown, as well as the amounts the Company expects to charge during the twelve months ending January 31, 2016 from these sources.  Projected revenue from branding, marketing, accounting and other services has been calculated in whole based upon the terms the Master Service Agreements with the Affiliated Entities. Projected revenue from subleasing is based upon executed agreements with the Affiliated Entities.  Projected revenue does not include any amounts from lending since, as of May 12, 2015, future revenue from lending cannot be estimated with any degree of certainty.

	Amounts charged		Projected charges
	Year Ended	Year ended	Twelve months ending
	January 31, 2015	January 31, 2014	January 31, 2016

Subleasing	$3,396,409	$--	$5,828,000
Branding, marketing, accounting
and other services	1,442,000	104,378	1,746,500
Nutrient Sales	927,072	--	1,510,000
Total	$5,765,481	$104,378	$8,814,500

As of April 30, 2015, the Company’s operating expenses, excluding payments required for its operating leases, were approximately $200,000 per month.

As of May 12, 2015, the cultivation facilities operated by the Affiliated Entities had the capacity to provide enough product to supply approximately 25 to 30 marijuana dispensaries.  However, as of May 12, 2015 the Affiliated Entities had only nine dispensaries and the cultivation facilities were not selling product to any other marijuana dispensaries.  As a result, the cultivation facilities are operating at a loss and are unable to pay the Company the amounts owed pursuant to their subleases with the Company.  Although the marijuana dispensaries owned by the Affiliated Entities are operating at a profit, the dispensaries are not currently paying amounts billed to them by the Company since the profits from the dispensaries are being used to fund the operating losses of the cultivation facilities.

The Company estimates that if the cultivation facilities were able to supply an additional five dispensaries (whether operated by the Affiliated Entities or others) the cultivation facilities would be able to begin making lease payments to the Company and the dispensaries would be able to resume payments pursuant to their Master Service agreements with the Company.  Although the Affiliated Entities have paid the Company $3,423,903 of the amounts billed to them during the year ended January 31, 2015, since there is no assurance that the Affiliated Entities will be able to generate enough cash to pay the amounts presently owed to the Company at January 31, 2015, the receivable from the Affiliated Entities at January 31, 2015 ($2,375,533) has been fully reserved and charged to expense.

Liquidity and Capital Resources

Between March 15, 2014 and August 19, 2014, the Company sold 2,224,700 units, at a price of $1.00 per unit, to a group of private investors.  Each unit consisted of one share of Strainwise’s common stock and one warrant.  Every two warrants entitle the holder to purchase one share of Strainwise’s common stock at a price of $5.00 per share at any time prior to January 31, 2019.  When the Company acquired the remaining shares of Strainwise, the Company exchanged its warrants for the outstanding Strainwise warrants. The warrants issued by the Company had the same terms as the Strainwise warrants.

On March 20, 2014 the Company borrowed $850,000 from an unrelated third party.  The loan bears interest at 25% per year, payable monthly, and matures on September 21, 2014.  On July 16, 2014, the terms of the loan were amended such that $200,000 of the loan was converted into 293,000 shares of the Company’s common stock and the Company agreed to pay the remaining balance of the loan ($325,000), plus accrued interest and a prepayment penalty of $11,250, prior to July 29, 2014.  The $850,000 loan was used (i) to secure approximately $217,800 of deposits for the future rental and/or purchase of cultivation facilities to lease to growers in the industry, (ii) to acquire approximately $175,000 of cultivation equipment (iii) to make approximately $63,500 of tenant improvements to cultivation facilities under lease, (iv) to pay approximately $373,000 of principal and interest to the note holder, and (v) to pay other miscellaneous expenses

On July 26, 2014 the Company purchased a 5,000 square foot commercial building for $660,000.  The building, which is located at 5110 Race Street in Denver, Colorado, houses a retail marijuana dispensary and a small cultivation facility which are owned by Shawn Phillips.  The retail dispensary (known as “the Sanctuary”) and cultivation facility are leased to one of the Affiliated Entities.  The purchase price was paid with cash of $60,000 and a loan of $600,000, which is payable in varying amounts from $11,000 to $36,000 per month, with a final payment of $126,000 due on August 1, 2017.

Beginning January 1, 2015, the Company subleased the Custer facility to an independent third party for a five year period beginning a triple-net-lease-basis, with monthly rental payments of $20,000 per month for the six month period beginning January 1, 2015 $51,200 per month for the six month period beginning July 1, 2015 and $35,000 per month for the 48 month period beginning January 1, 2016.

On January 30, 2015, three unrelated third parties collectively loaned the Company $550,000.  The loans bear interest at 25% per year, are unsecured, and are due and payable on January 31, 2017.  Interest-only payments are due each month, with the first interest payment due on February 15, 2015.  At the option of the lenders, the loans can be converted into shares of the Company’s common stock at the rate of $1.00 per share.

Subsequent to January 31, 2015, two of the third parties loaned the Company an additional $1,250,000.  The terms of the new loans are the same as the loans made on January 30, 2015.

Any of the following are an event of default which would cause all amounts due the lenders to become immediately due and payable:

●	the Company fails to make any interest payment when due; or

●	the Company breaches any representation, warranty or covenant or defaults in the timely performance of any other obligation in its agreements with the lenders.

The loan proceeds were used to pay general and administrative expenses.

The future minimum payments under the terms of the Company’s material contractual obligations are shown below.

	Year Ending January 31,
	2016	2017	2018	2019	2020	Thereafter

Corporate office	$58,400	$--	$--	$--	$--	$--
Operating leases	3,805,700	3,907,500	4,080,600	4,305,100	4,282,600	6,056,500
Mortgage	232,000	232,000	126,000	--	--	--
Tenant improvement	528,700	528,700	528,700	132,200	--	--
Convertible loans -
interest	403,200	458,600	11,500	--	--	--
Convertible loans -
principal	--	1,450,000	350,000	--	--	--
	$5,028,000	$6,576,700	$5,096,800	$4,437,300	$4,282,600	$6,056,500

In addition to the foregoing, the Company estimates that during the twelve months ending January 31, 2016 the Company will need approximately $800,000 for additional equipment such as grow lights, electrical upgrades, generators and air conditioning and approximately $2,500,000 for general corporate overhead.

The Company plans to fund its operations and contractual requirements through fees received for branding and fulfillment services, sales of nutrients, subleasing cultivation facilities and the public or private sale of its securities.

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

Trends

The factors that will most significantly affect the Company’s future operating results, liquidity and capital resources will be:

●
The ability of the Affiliated Entities to collectively become profitable and make payments to the Company in accordance with the terms of their Master Service Agreements and subleases.  In this regard, on May 13, 2015 the Affiliated Entities collectively laid off approximately 45% of their employees.  The layoffs were primarily the result of delays in obtaining enough licenses in order for the Nome cultivation facility to open and be operated on a profitable basis;

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

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Report on Disclosure Control

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2015.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.  Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2015.

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

The Company’s management evaluated the effectiveness of its internal control over financial reporting as of January 31, 2015 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of The Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2015.

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

There have been no changes to the Company’s internal control over financial reporting that occurred during the year ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s officers and directors are listed below. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Executive officers are elected by Directors and serve at their discretion.  Our current officers and directors were elected to their positions in August 2014.

Name	Age	Position

Shawn Phillips	43	Chief Executive Officer and a Director
Erin Phillips	38	President, Chief Financial and Accounting Officer and a Director
David Modica	38	Manager of Quality Control and a Director

Shawn and Erin Phillips are husband and wife.

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years.  All directors will serve until their successors are elected and qualified or until they are removed.

Shawn Phillips is one of the early pioneers in the marijuana industry in Colorado and is one of the founders of Strainwise.  Currently, Shawn owns and holds all of the licenses issued by the State of Colorado for the eight marijuana stores (the “Captive Stores”).  In concert with his spouse, Erin Phillips, he has been instrumental in the management of the operations of these stores since the date they were either purchased as an existing retail store or initially opened for medical marijuana sales beginning in 2010. In addition, Shawn oversees the cultivation facilities which supply the various strains of product to the Captive Stores and other retail operations in Colorado.  Prior to 2010 Mr. Phillips was the owner/operator of RLO Realty, a residential and commercial real estate firm (2008-2010), an account executive with Stewart Title Company (2007-2008) and the owner/operator of Legacy Funding, a residential mortgage company (2001-2007).  Mr. Phillips holds a B.S in Accounting from Colorado State University, and using his accounting education and experience, his established reliable point-of-sale accounting procedures and financial controls for these stores and the multiple production facilities.  Mr. Phillips filed a personal bankruptcy petition in September 2009 and received a discharge in January 2010.

Erin Phillips has over 17 years of operational and management experience.  Erin is one of the early pioneers in the marijuana industry in Colorado and is one of the founders of Strainwise.  In concert with her spouse, Shawn Phillips, she has been instrumental in the management of the operations of the eight Captive Stores since the date they were either purchased as an existing retail store, or initially opened for medical marijuana sales beginning in 2010. Erin is responsible for managing the marketing, advertising and promotions at the Captive Stores, and is responsible for establishing and expanding the brand recognition of the Strainwise name and logo throughout the Company’s target markets.  Prior to establishing Strainwise, Erin spent 13 years in the mortgage industry as a business owner, audit and funding supervisor, title company closer, mortgage loan processer, and loan originator.  Ms. Phillips filed a personal bankruptcy petition in May 2009 and received a discharge in August 2009.

David Modica has been the Quality Control Manager and a director of Strainwise since 2013.  In this capacity, he works with the managers of the cultivation facilities owned by Shawn Phillips to maintain the quality of the proprietary strains and marijuana products grown in these facilities.  Upon initially joining Strainwise, he was tasked with converting the point-of-sale systems used by the Captive Stores to a more advanced system which can better track all categories of inventory. Prior to joining Strainwise, he was the owner and operator of a residential rental company (2005 to 2013), a web developer for Design Factory International (2003 to 2005), and a web developer/designer for Eastridge Technology (2001 to 2003). Mr. Modica obtained his B.A. from the University of North Carolina at Chapel Hill in 2000, with a degree in Journalism and Mass Communications.

The specific experience, qualifications, attributes or skills that led to the conclusion that each named person should serve as a director are listed below:

Shawn Phillips – experience in marijuana industry
Erin Phillips – experience in marijuana industry
David Modica – experience in marijuana industry and in point-of-sale technology

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

During the year ended January 31, 2015, no officer of the Company was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

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

The Company has an Incentive Stock option Plan, Non-Qualified Stock Option Plan, and a Stock Bonus Plan.  As of May 14, 2015 no options or shares have been granted or issued pursuant to these plans.

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

ITEM 11.      EXECUTIVE COMPENSATION

The following table shows compensation paid to the Company’s officers during the periods indicated:

						All
						Other
						Annual
				Stock	Option	Compen-
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	sation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Shawn Phillips	2015	$81,800	--	--	--	--	$81,800
Chief Executive
Officer

Erin Phillips	2015	$173,500	--	--	--	--	$173,500
President, Chief
Financial and
Accounting Officer

David Modica	2015	$91,500	--	40,000	--	--	$131,500
Manager of Quality
Control

Shane E. Thueson	2015	--	--	--	--	--	--
President (6)	2014	--	--	--	--	--	--

Nicholl Doolin	2015	--	--	--	--	--	--
Vice President (6)	2014	--	--	--	--	--	--

John K. Winchester	2015	--	--	--	--	--	--
Secretary (6)	2014	--	--	--	--	--	--

(1)	The dollar value of base salary (cash and non-cash) earned during the year. During the two years ended January 31, 2015 no non-cash compensation was earned by any of the persons listed in the table.
(2)	The dollar value of bonus (cash and non-cash) earned during the year. During the two years ended January 31, 2015 no non-cash compensation was earned by any of the persons listed in the table.
(3)	During the periods covered by the table, the value of the Company’s shares issued as compensation for services to the persons listed in the table.
(4)	The value of all stock options granted during the periods covered by the table.
(5)	All other compensation received that the Company could not properly report in any other column of the table.
(6)	This person resigned as an officer and director in August 2014.

The following shows the amounts the Company expects to pay to its officers during the twelve months ending January 31, 2016 and the amount of time these persons expect to devote to the Company.

	Projected	% of time to be devoted
Name	Compensation	to the Company’s business

Shawn Phillips	$160,000	85%
Erin Phillips	$180,000	90%
David Modica	$ 72,000	95%

During the two years ended January 31, 2015 the Company did not compensate any person for acting as a director.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership, as of April 30, 2015, of those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each of the Company’s directors and officers and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

Shawn Phillips		--
Erin Phillips	23,124,184	86%
David Modica	11,500	Nil
All officers and directors
as a group (three persons)	23,135,684	86%

The address of each person listed above is 1350 Independence St., Suite 300 Lakewood, CO 80215.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As explained in Item 1 of this report, substantially all of the Company revenue is derived pursuant to the Master Service Agreements that the Company has with entities controlled by Shawn Phillips, one of the Company’s officers and directors.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC served as the Company’s independent registered public accountant for the years ended January 31, 2015 and 2014.

The following table shows the aggregate fees billed to the Company by BF Borgers CPA PC for the periods shown.

	Year ended
	January 31, 2015	January 31, 2014

Audit Fees	$64,100	$--
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total fees	$64,100	$--

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

STRAINWISE, INC.

FINANCIAL STATEMENTS

For the Years Ended January 31, 2015 and 2014

Audited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Strainwise, Inc.:

We have audited the accompanying balance sheet of Strainwise, Inc. (“the Company”) as of January 31, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Strainwise, Inc., as of January 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
May 14, 2015

STRAINWISE, INC.
BALANCE SHEETS

	January 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$674,495	$100
Due from affiliated entities, net of collection allowance reserve of $2,375,533	-	-
Prepaid expenses and other assets	9,512	10,000
Total current assets	684,007	10,100
Commercial operating property, net of accumulated amortization of $5,641 and $0 at January 31, 2015 and 2014, respectively	654,359	-
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $96,574 and $0 at January 31, 2015 and 2014, respectively	1,647,710	10,500
Prepaid expenses and other assets	346,187	-
Trademark, net of accumulated amortization of $793 and $61 at January 31, 2015 and 2014, respectively	10,217	10,949
Total assets	$3,342,480	$31,549

LIABILITIES AND STOCKHOLERS’ (DEFICIT) EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$156,416	$-
Due to affiliated entities	-	50,203
Current portion of tenant allowance note and mortgage payable	338,489	-
Total current liabilities	494,905	50,203
Note payable for tenant allowances	1,099,690	-
Mortgage payable	356,830	-
Convertible notes payable	550,000	-
Deferred rent and interest payable discount	416,573	3,273
Total liabilities	2,917,998	53,476
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, no par value, 100,000,000 shares authorized, 27,147,217 and 20,430,000 issued and outstanding at January 31, 2015 and 2014, respectively	-	-
Additional paid in capital	2,509,325	48,292
Retained (deficit)	(2,084,843)	(70,219)
Total stockholders’ equity	424,482	(21,927)
Total liabilities and stockholders’ equity	$3,342,480	$31,549

See accompanying notes.

STRAINWISE, INC.
STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2015	2014

Revenues from affiliated entities
Cultivation facilities usage fees	$3,396,409		$-
Fulfillment services fees	1,442,000		-
Sale of nutrient supplies	927,072		104,378
	5,765,481		104,378
Consulting services	35,500		,
Total revenues	5,800,981		104 378
Operating costs and expenses
Collection reserve for amounts due from Affiliated Entities	2,375,533		-
Rents and other occupancy	2,643,070		5,404
Compensation	1,224,146		60,560
Nutrient purchases	477,931		18,094
Professional, legal and consulting	313,532		60,725
Stock-based compensation	198,333		-
Depreciation and amortization	173,972		61
General and administrative	65,168		9,753
Total operating costs and expenses	7,471,685		154,597
Loss from operations	(1,670,704)		(50,219)
Other costs and expenses
Loss on early extinguishment of debt	(93,000)		-
Interest expense	(232,544)		-
Financing costs	(18,376)		(20,000)
Loss before provision for taxes on income	(2,014,624)		(70,219)
Provision for taxes on income	-		-
Net loss	$(2,014,624)		$(70,219)

Basic earnings (loss) per common share	$(0.88)	$	(0.082)

Fully diluted earnings (loss) per common share	$(0.88)		$(0.082)

Basic weighted average number of shares outstanding	23,615,913		851,250

Fully diluted weighted average number of shares outstanding	28,630,701		1,351,250

See accompanying notes.

STRAINWISE, INC.
STATEMENT OF CASH FLOWS

	Year Ended January 31,
	2015	2014

Cash flows from operating activities:
Net (loss)	$(2,014,624)	$(70,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in amounts due to Affiliated Entities	(50,203)	50,203
Increase in collection reserve for amounts due from affiliated entities	2,375,533	-
Increase in prepaid expenses and other assets	(334,750)	(10,000)
Depreciation and amortization	173,242	-
Increase in accounts payable	156,416	-
Stock-based compensation	198,333	48,192
Increase in deferred rent and interest	413,300	3,273
Decrease in trademark	732	61
Net cash flow used in operating activities	(1,457,555)	21,510
Cash flows from investing activities:
Investment in tenant improvements and office equipment	(1,875,759)	(10,500)
Establishment of trade mark	-	(11,010
Investment in commercial operating building	(660,000)	-
Share exchange in reverse merger transaction	(255,000)	-
Net cash flow used in investing activities	(2,790,759)	(21,510)
Cash flows from financing activities:
Proceeds from common stock subscriptions	2,224,700	-
Proceeds from conversion to common stock of a portion of a convertible note	293,000	-
Proceeds from note payable for tenant allowances, net	1,301,019	-
Proceeds from mortgage	600,000	-
Proceeds from convertible notes	550,000	-
Payments on tenant allowances note and mortgage	(106,010)	-
Proceeds from convertible note, inclusive of discount of $45,000	850,000	-
Payments on convertible note	(850,000)	-
Net cash flows from financing activities	4,922,709	-
Net cash flows	674,395	-
Cash and equivalent, beginning of period	100	-
Cash and equivalent, end of period	674,495	$100

Supplemental cash flow disclosures:
Cash paid for interest	$232,544	$-
Cash paid for income taxes	$-	$-

See accompanying notes.

STRAINWISE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICT)
For the Period from June 8, 2012 (date of inception) to January 31, 2015

	Common Stock		Additional Capital In	Deficit Accumulated in Development
	Shares	Amount	Excess of Par Value	Stage	Total

Balance, June 8, 2012, Inception

Membership interest issued for cash	-	$-	$100	$-	$100
Net loss	-	-	-	-	-
Balance, January 31, 2013	-	-	100	-	100

Conversion of common shares for membership interest	20,430,000	-	-	-	-
Stock-based compensation	-	-	48,192	-	48,192
Net loss	-	-	-	(70,219)	(70,219)
Balance, January 31, 2014	20,43,000	-	48,292	(70,219)	(21,927)

Shares issued in private sale of common stock	2,224,700	-	2,224,700	-	2,224,700
Shares issued upon conversion of a portion of a convertible note	293,000	-	293,000	-	293,000
Shares issued in a share exchange in a reverse merger	4,081,184	-	(255,000)	-	(255,000)
Stock-based compensation	198,333	-	198,333	-	198,333
Net Loss	-	-	-	(2,014,624)	(2,014,624)
Balance, January 31, 2015	27,147,217	$-	$2,509,325	$(2,084,843)	$424,482

See accompanying notes.

STRAINWISE, INC.
Notes to the Audited Financial Statements
January 31, 2015 and 2014

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

The Company provides sophisticated Fulfillment Services to (i) the four cultivation facilities and nine retail stores (seven of which sell recreational and medical marijuana to the public, one of which only sells medical marijuana to the public, and one of which only sells recreational marijuana to the public) owned by an officer and director of the Company (“Affiliated Entities”) and (ii) makes such services available to independent retail stores and cultivation facilities in the regulated cannabis industry throughout the United States.

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

●
Accounting and Financial Services: For a monthly fee, we provide our customers with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary, retail store and cultivation facility. We provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings on behalf of the Company and the Affiliated Entities on an ongoing basis.

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

●
Lease of Cultivation Facilities and Equipment: We lease cultivation equipment and facilities on a turn-key basis to customers in the cannabis industry. We will also enter into a sale-lease-back agreement with our customers for grow lights, tenant improvements and other cultivation equipment.

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

The resulting business combination has been accounted for as a reverse acquisition and recapitalization, using accounting principles applicable to reverse acquisitions whereby the financial statements are   presented as a continuation of the Company.  Under reverse acquisition accounting, Strainwise Colorado is treated as the accounting parent (acquirer) and we (parent) are treated as the accounting Subsidiary (acquiree).

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

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.  During 2014, the Company entered into an agreement with our Chief Executive Officer to hold all of our cash funds in his personal bank account in trust for the Company. Because of current banking regulations, marijuana centric entities are not afforded normal banking privileges, and thus, we were not able to obtain a corporate bank account at a federally charted bank until well into the end of the second quarter of operations in 2014. Under the terms of our trust agreement with our Chief Executive Officer, he agreed to hold our cash in his personal bank account and to make payments of our funds only for our non-cannabis business purposes and to allow daily access to the bank account for ongoing oversight of his fiduciary responsibility to the Company. Additionally, the trust agreement required that the Chief Executive Officer make copies available of all transactions applicable to our operations to our accounting staff on a weekly, or as requested basis.  At January 31, 2015 there were no cash deposits in the personal bank account of the Chief Executive Officer held in trust for us.

Prepaid expenses and other assets - The Company pays rent in advance of the rental period.  The Company records the carrying amount as of the balance sheet date of rental payments made in advance of the rental period; such amounts are charged against earnings within one year.

The amount of prepaid expenses and other assets as of January 31, 2015 and 2014 is $355,699 and $10,000, respectively.
	January 31
	2015	2014

Prepaid insurance	$9,512	$-
Rent deposits	--	10,000
	$9,512	$10,000

Noncurrent prepaid expenses and other assets are comprised of the following:
	January 31,
	2015	2014

Prepaid rent	$83,308	$-
Security deposits	262,879	-
	$346,187	$-

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

We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks. All assets and liabilities are based upon Level 1 inputs.

Commercial Operating Property - On July 26, 2014 we purchased a commercial property that was previously leased by one of our affiliates, which we have leased back to the affiliate. The commercial property consists of land and a building that contains both a retail store and a cultivation facility. We have allocated $220,000 and $440,000 of the purchase price to the cost of land and to the cost of the improvements to the building, respectively, based upon management’s best estimate and belief. Management’s estimate and belief was based upon consideration of (i) replacement cost, (ii) limited knowledge of comparable sales, (iii) anticipated future income generation, and (iv) single use, internally. No intangible asset value was assigned to the existing lease on the property, because the existing lease was immediately cancelled upon the completion of the purchase of the commercial property. The cost of the improvements to the building is being depreciated on a straight line method over 27.5 years, which we believe is the useful life of this asset.

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:
	January 31,
	2015	2014

Tenant improvements:
Upgrades of HVAC systems	$659,586	$-
Upgrades of electrical generators and power equipment	468,589	-
Structural improvements	468,400
Fire suppression, alarms and surveillance systems	59,258	-
Office equipment:
Computer equipment	41,200	-
Office furniture and fixtures	22,251	10,500
Machinery	25,000	-
	1,744,284	10,500
Accumulated amortization and depreciation	(96,574)	-
	$1,647,710	$10,500

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense for the twelve months ended January 31, 2015 and 2014 was $173,972 and $0, respectively.

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

Trademarks - Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years.  Accumulated amortization was $793 and $61 at January 31, 2015 and 2014, respectively and consisted of the following at January 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$11,010	$793	$10,217

Deferred Rent - The Company recognizes rent expense from operating leases on the straight-line basis. Differences between the expense recognized and actual payments are recorded as deferred rent.

Revenue Recognition - Revenue is recognized on an accrual basis as earned under contract terms. Revenue from affiliated entities is recognized as follows:

●
Branding, Marketing and Administrative Services Revenue:   Under the terms of a ten year master service agreement, we allow an affiliated entity to use the Strainwise brand for both retail and marketing purposes at one location, plus we provide administrative services to assist the employees of the affiliated entity to operate the business of that related location, Also, under a long term master service agreement, we provide administrative and management services to assist employees of affiliated entities to operate their cultivation facilities. We charge the affiliated entity a monthly fee of approximately $4,500 a month for the branding, marketing and administrative services and $4,500 to $20,000 for cultivation facility rent. Since we (i) are the primary obligor, (ii) determine the price, (iii) perform the service, (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually providing the services, in accordance with ASC 605-45-45, the revenue is recognized on monthly basis in accordance with the terms of the applicable master service agreement.

●
Accounting and Financial Services Revenue:  Under the terms of a ten year master service agreement, we have agreed to provide our affiliated entities with a fully implemented general ledger system, coupled with an industry centric chart of accounts, which enables management to readily monitor and manage all accounting and financial facets of a marijuana medical dispensary, retail store and/or cultivation facility. Under the terms of the ten year master service agreement we have also agreed to  provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings.  Under the terms of the 10 year  master service agreement, we provide the above described accounting and financial services for a monthly fee of $3,000.Since we (i) are the primary obligor, (ii) determine the price, (iii) perform the service, (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually providing the above described service, in accordance with ASC 605-45-45, the revenue is recognized on monthly basis in accordance with the terms of the applicable master service agreement.

●
Compliance Services Revenue: Under the terms of a ten year master service agreement, we provide the affiliated entities with a compliance process that includes the preparation and filing of state, city and municipal applications and renewals of licenses in accordance with the rules, regulations and state laws governing the production, distribution and retail sale of marijuana. We provide this service to our affiliate entities under the terms of the ten year master service agreement for a monthly fee of $2,500 per month. Since we (i) are the primary obligor, (ii) determine the price, (iii) perform the service, (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually providing the above described service, in accordance with ASC 605-45-45, the revenue is recognized on monthly basis in accordance with the terms of the applicable master service agreement.

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

●
Cultivation Facilities Revenue: Under the terms of a ten year master service agreement, we lease cultivation facilities and equipment for a period equal to the term of the underlying lease with an independent, third party lessor in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) plus a premium of forty percent. Since we (i) are the primary obligor, (ii) determine the price, (iii) perform the service, (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually leasing the facilities and equipment to the respective affiliated entity, in accordance with ASC 605-45-45, the revenue is recognized in the month in which the lease payments are made by us to the respective independent, third party lessor.

Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception, there have been no differences between our comprehensive loss and net loss.

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

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We have incurred net losses of $2,084,742 since inception and have not achieved profitable operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private  sale of our securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions and Collection Reserve for Amounts Due from Affiliated Entities:

Substantially all of our revenues to date have been derived from long term contracts with the Affiliated Entities that are majority owned by our Chief Executive Officer, who is also the husband of our majority owner and President. Note that all terms and contracts between the Company and the Affiliated Entities are determined by related parties and these terms can change at any time.  Related party revenue was $5,765,481 and $104,378, respectively, for the twelve months ended January 31, 2015 and 2014.  As of January 31, 2015 and 2014, we had accounts receivable from affiliated entities of $2,375,533 and $-0- respectively.

The Company made an investment in cultivation facilities that we sublease to our Affiliated Entities.  The cultivation facilities presently produce more product than can be sold by the medical and recreational dispensaries and stores operated by the Affiliated Entities.  As a result, the Affiliated Entities have costs in excess of revenue, a negative production variance, that are estimated to continue until the Affiliated Entities are able to add several new dispensaries or retail stores that fully utilize the production capacity. Although the Affiliated Entities have been able to pay us approximately $3,423,903 of the amounts billed to them through January 31, 2015, there is no assurance that they will be able to generate enough positive cash flow to repay the full amount they presently owe to us. Thus, a reserve in the amount of $2,375,533 has been recorded to recognize the uncertainty of collecting the full amount presently owed to us from the Affiliated Entities.

Note 4 – Operating Leases:

The Company entered into a lease agreement with an affiliate for our corporate office needs. The lease is for a 31 month period, commenced in January 2014 for 6,176 square feet at an annual rate of $64,848 for the first twelve months, $67,936 for the subsequent 12 months, and $41,431 for the subsequent 7 months paid monthly, through January 31, 2016. This lease to the Company is on the same terms and conditions as is the direct lease between the affiliate and the independent lessor. Consequently, we believe that the lease terms to the Company are comparable to lease terms we would receive directly from third party lessors in our market, because the related party terms mirror the terms of the direct lease between the independent, third party lessor and the affiliated entity.

We entered into a lease agreement on March 7, 2014 to lease from an independent third party a cultivation facility of approximately 26,700 square feet (“Custer Lease”) for a term of five years commencing on April 1, 2014. Lease payments are scheduled to be $29,200 per month for the first twelve months of the lease, and then are scheduled to be $27,500 per month for the subsequent 12 months, $28,325 per month for the subsequent 12 months, $29,170 per month for the subsequent 12 months and $30,035 per month for the final 12 months of the lease. Under the terms of the Custer Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property, and we are obligated to pay a security deposit of $29,200 which was due and paid upon the execution of the Custer Lease. We have the option to renew the Custer Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the Custer Lease. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 460 grow lights. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We sublease this cultivation facility to an affiliated entity under the terms of a Master Service Agreement for a term of five years in an amount equal to the sum of (i) the monthly lease payment; (ii) plus the cost of reimbursed operating expenses paid to the lessor each month; (iii) plus the amount of monthly amortization of tenant improvements; and (iv) a premium of forty percent. Revenue from the sublease of the Custer cultivation facility is recognized on a monthly basis as the user is charged for the amount of the sublease

We entered into a lease agreement on April 1, 2014 to lease from an independent third party a cultivation facility of approximately 65,000 square feet (“51st Ave Lease”) for a term of five years and nine months. The terms of the 51st Ave Lease stipulates the payment of $15,000 per month, prorated if necessary, until such time that the Lessor is able to deliver a Certificate of Occupancy, which occurred on August 1, 2014. Thereafter, lease payments are scheduled to be $176,456 per month for the first six months of the lease, and then are scheduled to be $221,833 per month for the subsequent 24 months, $231,917 per month for the subsequent 12 months, $242,000 per month for the subsequent 12 months and $247,041 per month for the final 12 months of the lease. Under the terms of the 51st Ave Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property and we are obligated to pay a security deposit in the total amount $150,000, two thirds of which has been paid, with the remaining $50,000 due by December 1, 2014. We have the option to renew the 51st Ave Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the 51st Avenue Lease. The Lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 1,800 grow lights. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We sublease this cultivation facility to an affiliated entity under the terms of a Master Service Agreement for a term of five years and nine months in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, and (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the 51st Avenue cultivation facility is recognized on a monthly basis as the user is charged for the amount of the sublease

We entered into a lease agreement on April 22, 2014 to lease from an independent third party a cultivation facility of approximately 38,000 square feet (“Nome Lease”) for a term of seven years. We entered into a modification of the Nome lease on December 1, 2014, wherein the lease was modified to extend the lease term through April 30, 2025; and, the lease payments were modified to be $88,616 per month for the five months ending April 30 2015, and then are scheduled to be $90,207, $91,799, $93,390, $94,981, $73,578, $75,169, $76,761, 78,352, and then $79,943 per month for the final 12 months of the lease. As more fully described in Note 8 herein, the modification of the lease included the cancellation of the $750,000 note payable to the lessor for the financing of tenant improvements, and the extension of an additional $800,000 to be used by us for future tenant improvements. The amount of tenant improvement financing provided by the lessor is to be amortized over the extended term of the modified lease as a component of the monthly lease payments. Under the terms of the Nome Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property, and we are obligated to pay a security deposit of $133,679 one half of which was due and paid upon the execution of the Nome Lease, the final half was due and payable 30 days after the commencement date. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 920 grow lights. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We sublease this cultivation facility to an affiliated entity under the terms of a Master Service Agreement for a term of seven years in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the Nome cultivation facility is recognized on a monthly basis as the user is charged for the amount of the sublease.

We entered into a lease agreement on September 11, 2014 to lease a cultivation facility of approximately 20,000 square feet (“Bryant St. Lease”) for a term of ten years. During the first 12 months of the lease, lease payments are scheduled to be $23,984 for the first four months and 24,531 for the next eight  months, and then are scheduled to be $24,647, $25,140, $31,221, $31,845, $32,483, $33,132, $33,794, $34,470, and $35,160 for the second through the tenth year of the lease, respectively. We are not required to provide any security deposits or first and last month’s rental amounts. We have an option to purchase the building for $2,400,000 at any time during the first 36 months of the lease, provided that we deliver a purchase option notice to the Lessor prior to the end of the 33rd month of the lease. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 370 grow lights. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset.  We lease this cultivation facility to an affiliated entity under the terms of a Master Services Agreement on a long term basis in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the Bryant Street cultivation facility is recognized on a monthly basis as the user is charged for the amount of the sublease.

We entered into a lease agreement on November 11, 2014 to lease a retail location of approximately 2,976 square feet (“Federal Heights Lease”) for a term of 5 years and one month, with two 5 year renewal options. During term of the lease, lease payments are scheduled to be $5,704 per month. We are responsible to provide all of the tenant improvements that will enable the continuous sale of marijuana products at the Federal Heights retail location by an affiliated entity. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset.  We will lease this retail location to an affiliated entity under the terms of a Master Services Agreement on a long term basis in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the Federal Heights retail location will be recognized on a monthly basis as the user is charged for the amount of the sublease.

Future minimum payments for these leases are:
For the twelve Months Ending January 31,
2016	2017	2018	2019	2020	Thereafter
$3,864,200	$3,907,400	$4,080,600	$4,305,100	$4,282,600	$6,056,500

Note 5 – Issuance of Shares:

Through a private offering of our common stock at $1 per share, we collected $2,224,700 from subscribers, as of January 31, 2015, for 2,224,700 shares of our common stock. Coupled with the 293,000 common shares issued in connection with the conversion of the convertible note described in Note 7 herein, and the Share Exchange described in Note 1 herein, the total number of shares of common stock issued and outstanding at January 31, 2014 was 26,948,884 shares.

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

	Year Ended January 31,
	2015	2014

Income tax expense (benefit)
Current:
Federal	$(794,474)	$(11,742)
State	(96,812)	(3,251)
Deferred income tax expense benefit	(891,286)	(14,993)
Valuation allowance	891,286	14,993
Provision	$-	$-

We have a net operating loss carryforward for financial statement reporting purposes of $2,090,075 from the year ended January 31, 2015.

Note 7 –Notes Payable:

Notes payable consisted of the following:
	January 31, 2015
	2015			2014
	Current	Long Term	Total	Current	Long Term	Total

Convertible notes	$-	$550,000	$550,000	$-	$-	$-
Mortgage	170,955	356,830	527,785	-	-	-
Tenant improvement	167,534	1,099,690	1,267,224	-	-	-
	$338,489	$2,006,520	$2,345,009	$-	$-	$-

On March 20, 2014, the Company issued a convertible note in the amount of $850,000 (the “Note”) to an individual. This Note was subsequently amended, and the unpaid principal balance was converted into common stock, as more fully described below.  The Note had an interest rate of 25%, payable monthly, and was scheduled to mature on September 21, 2014.  The outstanding principal balance of the Note, plus any accrued but unpaid interest on the Note, was convertible at any time on or before the maturity date at $1 per common share.  The Note was personally guaranteed by our majority shareholder and by an officer and director of the Company.

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

On January 31, 2015, the Company issued a three convertible notes totaling up to $2,500,000, of which $550,000 had been received by the Company at January 31, 2015. The convertible notes are being funded by the noteholders in varying amounts from approximately $250,000 to $550,000 per month. The convertible notes are unsecured, have an interest rate of 25%, with the interest is payable monthly. The principal amount of the convertible notes are due twenty-four months from the date of the funding. At any time prior to the due date of the convertible notes, the unpaid principal amount of the convertible note, plus any accrued but unpaid interest,  may be converted into common stock of the Company at a per-share price of $1 per share. The convertible loans are personally guaranteed by Shawn Phillips, an officer of the Company and affiliate, and Erin Phillips, the majority shareholder of the Company. Subsequent to January 31, 2015, the Company has received proceeds of $1,250,000 from additional fundings of the convertible notes.

On July 26, 2014 the company entered into a mortgage payable for the purpose of purchasing a commercial operating property that contains a cultivation facility and retail store, which we lease to one of our affiliated entities. The amount of the mortgage is $595,000, has a three year term, and has no stated rate of interest. In accordance with ASC 835-30, we imputed an interest rate for the mortgage payable of 21.36%.  The mortgage is payable in varying amounts from $11,000 to $36,000 per month, which includes interest at stated amount of $6,000 per month, with a balloon payment of $126,000 due in the thirty-sixth month of the term. We account for the mortgage on a straight line basis with an imputed monthly payment of principal and interests in the amount of $22,301 per month. The difference between the imputed monthly payment amount and actual payment amounts is recorded as an increase or decrease to deferred interest expense, at the time a monthly payment is made.

On December 31, 2015, we entered into a modification of the Nome operating lease agreement (“Nome Lease”) which included financing for certain tenant improvements. The Nome Lease stipulates that the Company retains ownership of the tenant improvements, so accordingly, the Company recorded a long-lived asset and a corresponding liability for the amount of tenant improvement financing. The tenant improvement financing is being amortized over a 60 month period, at an imputed annual interest rate of 29%. Monthly payments on the tenant financing is included as a component of the monthly lease payment. The lease is guaranteed by Shawn Phillips, an officer and affiliate of the Company.

The amount of principal and interest payments on the notes for the five year period ending January 31, 2020 are, as follows:

	January 31,
	2016	2017	2018	2019	2020

Convertible notes - interest only	$131,100	$131,100	$-	$-	$-
Convertible notes - principal	-	550,000	-	-	-
Mortgage	232,000	232,000	242,000	-	-
Tenant improvement loan	528,700	528,700	528,700	132,200	-
	$891,800	$1,441,800	$770,700	$132,000	$-

Note 8 – Stock-Based Compensation

The Company issued 198,333 shares of common stock as compensation to employees during the year ended January 31, 2015, and recognized $198,333 of expense.  The shares were fully vested upon issuance and were valued at $1.00 per share, the value on the grant date of January 31, 2015.

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

Note 10 – Contingencies

In April 2015, the Company advised the lessor of one of our operating leases that we had elected to abandon the lease and would not be occupying the premises. The leased premises were originally intended to be subleased to the Affiliated Entities for use as a cultivation facility. We elected to abandon the lease, because of our belief that the lessor was not acting in good faith, and had breached major terms of the lease agreement. The lessor filed a lawsuit against the Company seeking possession of the leased premises and alleging breach of the lease; but, the lessor has not quantified the amount of any claimed damages resulting from the alleged breach of the lease agreement. The Company stipulated to the lessor’s demand for possession of the leased property, but we are vigorously defending the remaining claims in this action. At this time, we cannot estimate the amount of damages, if any, and accordingly, we have not recorded any corresponding liability.

Note 11 – Subsequent Events:

Subsequent to January 31, 2015, the Company received proceeds in the amount of $1,250,000 from additional fundings of the series of convertible notes described in Note 7 herein.

On May 13, 2015, a reduction in work force was made at one of the cultivation facilites operated by our Affiliated Entities.  The reduction was made in order to help decrease the negative production volume variance being caused by the underutilization of the cultivation facility.  At present, the affected cultivation facility has been granted only one medical marijuana license, which license does not allow for the production of sufficient product to operate the facility at a profit.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

2.1	Agreement to Exchange Securities with Strainwise, Inc. (2)
2.2	Plan of Merger (3)
3.1(a)	Articles of Incorporation (1)
3.1(b)	Articles of Amendment dated July 21, 2004 (1)
3.1 (c)	Amendment to Articles of Incorporation dated September 5, 2014 (3)
3.3	Bylaws (1)
10.1	Exchange Option (3)
10.2	Custer Lease (2)
10.3	51st Ave. Lease (2)
10.4	Nome Lease (2)
10.5	32nd Ave. Lease (2)
10.6	Form of Master Service Agreement, together with schedule required by Instruction 2 to Item 601(a) of Regulation S-K (2)
10.7	Lock-Up/Leak-Out Agreements, together with schedule required by Instruction 2 to Item 601(a) of Regulation S-K (3)
10.8	Non-Disclosure/Non-Compete Agreements (3)
10.9	Bryant Street Lease (4)
10.10	Loan Agreement/Randall Taylor (4)
10.11	Promissory Note, Deed of Trust and Security Agreements 5110 Race Street Property (4)
10.12	Lease – 5110 Race Street (6)
10.13	Federal Heights Lease (6)
10.14
Form of Amended and Restated Senior Loan Agreement, 25% Convertible Promissory Note, Personal Guaranty Agreement and Subsidiary Guaranty Agreement, together with schedule required by instruction 2 to the Item 601 (a) of regulation S-K. (6)

21	Subsidiaries (3)
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the same exhibit filed with the Company’s amended registration statement on Form 10-SB filed on October 29, 2007.
(2)	Incorporated by reference to the same exhibit filed with the Company’s 8-K report filed on August 21, 2014.
(3)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File No. 333-52825).
(4)	Incorporated by reference to the same exhibit filed with Amendment No. 1 to the Company’s registration statement on Form S-1 (File #333-198797).
(5)	Incorporated by reference to the same exhibit filed with Amendment No. 2 to the Company’s registration statement on Form S-1 (File #333-198797).
(6)	Incorporated by reference to the same exhibit filed with Amendment No. 3 to the Company’s registration statement on Form S-1 (File .#333-198797).

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2015.

STRAINWISE, INC.

By:	/s/ Shawn Phillips
Shawn Phillips, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn Phillips	Principal Executive Officer	May 14, 2015
Shawn Phillips	and a Director

/s/ Erin Phillips	President, Principal Financial	May 14, 2015
Erin Phillips	and Accounting Officer
and a Director

Director
David Modica