Form 10-K/A
period 2015-01-31
Strainwise, Inc.
filed 2015-05-18
CIK 1400683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment #1
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

Documents Incorporated by Reference: None.

Explanatory Note for Amendment 1:
This Amendment #1 to our Annual Report only furnishes the XBRL presentation not filed with the previous 10K filed on May 15, 2015. No other changes, revisions, or updates were made to the original amended filing.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2015.

STRAINWISE, INC.

By:	/s/ Shawn Phillips
Shawn Phillips, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn Phillips	Principal Executive Officer	May 15 , 2015
Shawn Phillips	and a Director

/s/ Erin Phillips	President, Principal Financial	May 15 , 2015
Erin Phillips	and Accounting Officer
and a Director

Director
David Modica