Form 10-Q
period 2015-04-30
Strainwise, Inc.
filed 2015-06-23
CIK 1400683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

               For the quarterly period ended April 30, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


             For the transition period from __________ to __________

                        Commission file number: 000-52825

                                 STRAINWISE, INC
                           --------------------------
             (Exact name of registrant as specified in its charter)

               Utah                                      20-8980078
  -----------------------------                   -------------------------
 (State or other jurisdiction of                      (I.R.S Employer
  incorporation or organization)                     Identification No.)

                        1350 Independence St., Suite 300
                               Lakewood, CO 80215
                       ----------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (303)736-2442
                        -------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

arger accelerated filer  [  ]              Accelerated filer           [ ]
Non-accelerated filer    [  ]              Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,147,217 shares of common stock as of April 30, 2015.

                                STRAINWISE, INC.


                           INTERIM FINANCIAL STAEMENTS

               For the Three Months Ended April 30, 2015 and 2014

                                   (UNAUDITED)

                                STRAINWISE, INC.

                            CONDENSED BALANCE SHEETS


                                                         (Unaudited)
                                                           April 30, January 31,
                                                            2015         2015
                                                         -----------  ----------
ASSETS
 Current assets:
  Cash and cash equivalents                              $  507,310   $ 674,495
  Due from affiliated entities, net of collection
   allowance reserve of $3,319,182 and $2,375,533 at
   April 30 and January 31, 2015, respectively                   --          --
  Prepaid expenses and other assets                           2,855       9,512
                                                         ----------   ---------
        Total current assets                                510,165     684,007
Commercial operating property, net of accumulated
  depreciation of $10,667 and $5,641 at April 30 and
  January 31, 2015, respectively                            649,333     654,359
Tenant improvements and office equipment, net of
   accumulated amortization and depreciation of
   $170,395 and $96,574 at April 30 and January 31,
   2015, respectively                                     1,573,889   1,647,710
   Prepaid expenses and other assets                        396,187     346,187
Trademark, net of accumulated amortization of  $976
   and $793 at April 30 and January 31, 2015,
   respectively                                              10,034      10,217
                                                         ----------  ----------
       Total assets                                      $3,139,608  $3,342,480
                                                         ==========  ==========

LIABILITIES AND STOCKHOLERS' (DEFICIT) EQUITY
LIABILITIES
  Current liabilities:
    Accounts payable                                         98,943  $  156,416
    Accrued interest                                         26,712          --
    Current portion of tenant allowance note and
      mortgage payable                                      370,864     338,489
                                                         ----------   ---------
      Total current liabilities                             496,519     494,905
   Convertible notes payable                              1,800,000     550,000
    Note payable for tenant allowances                    1,036,960   1,099,690
    Mortgage payable                                        308,129     356,830
    Deferred rent and interest payable discount             587,692     416,573
                                                         ----------   ---------
Total liabilities                                         4,229,300   2,917,998
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value, 100,000,000 shares
    authorized, 27,147,217 issued and outstanding
    at April 30, and January 31, 2015, respectively              --          --
   Additional paid in capital                             2,509,325   2,509,325
   Retained (deficit)                                    (3,599,017) (2,084,843)
                                                         ----------  ----------
    Total stockholders' equity                           (1,089,692)    424,482
                                                         ----------  ----------
      Total liabilities and stockholders' (deficit)
         equity                                         $ 3,139,608  $3,342,480
                                                        ===========  ==========


                             See accompanying notes.

                                STRAINWISE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                           (Unaudited)
                                                        Three Months Ended
                                                             April 30,
                                                      ----------------------
                                                      2015              2014
                                                      ----              ----
Revenues from affiliated entities
   Cultivation facilities usage fees             $ 1,223,386        $ 107,167
   Fulfillment services fees                         270,000          240,000
   Sale of nutrient supplies                         205,912          189,042
                                                 -----------        ---------
                                                   1,699,298          536,209
Consulting services                                    2,000                -
                                                 -----------        ---------
       Total revenues                              1,701,298          536,209

Operating costs and expenses
  Collection reserve for amounts due
    from Affiliated Entities                         943,649                -
  Rents and other occupancy                        1,156,406           78,046
  Compensation                                       327,540          241,711
  Nutrient purchases                                 158,394           99,496
  Professional, legal and consulting                 302,142           26,323
  Stock-based compensation                                 -                -
  Depreciation and amortization                       79,031           22,860
  General and administrative                          68,085           34,187
                                                 -----------        ---------
       Total operating costs and expenses          3,035,247          502,623
                                                 -----------        ---------
       Loss from operations                       (1,333,949)          33,586

Other costs and expenses
   Loss on early extinguishment of debt,                   -                -
   Interest expense                                 (180,225)         (39,718)
   Financing costs                                         -                -
                                                 -----------        ---------
    Loss before provision for taxes on income     (1,514,174)          (6,132)
   Provision for taxes on income                           -                -
                                                 -----------        ---------
       Net Loss                                  $(1,514,174)     $    (6,132)
                                                 ===========      ===========

Basic loss per common share                      $    (0.056)     $    (0.003)
                                                 ===========      ===========

Weighted average number of shares outstanding     27,147,217       20,430,000
                                                 ===========      ===========

Fully diluted weighted average number of
  shares outstanding                              29,617,483       20,930,000
                                                 ===========      ===========

                             See accompanying notes.

                                STRAINWISE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                              (Unaudited)
                                                           Three Months Ended
                                                                April 30,
                                                         ----------------------
                                                         2015              2014
                                                         ----              ----
Cash flows from operating activities:
  Net (loss)                                        $ 1,514,174)     $   (6,132)
Adjustments  to reconcile  net loss to net cash
  used in operating activities:
   Increase (decrease) in amounts due to/from
      Affiliated Entities                              (943,648)        121,118
   Increase  in collection allowance reserve for
      amounts due from Affiliated Entities              943,648               -
   Increase in accrued interest payable                  26,712               -
   Increase in prepaid expenses and other assets        (43,343)       (393,248)
   Depreciation and amortization                         78,848          22,860
   Increase (decrease) in accounts payable              (57,473)              -
   Increase in deferred rent and interest discount      171,119         (11,723)
     Decrease in trademark                                  183             183
                                                     ----------      ----------
      Net cash flow used in operating activities     (1,338,128)       (266,942)
Cash flows from investing activities:
   Investment in tenant improvements and office
      equipment                                               -        (235,579)
                                                     ----------      ----------
        Net cash flow used in investing activities            -        (235,579)
Cash flows from financing activities:
   Proceeds from convertible notes                    1,250,000               -
   Payments on tenant allowances note and mortgage      (79,057)              -
   Proceeds from convertible note, including
     discount of $45,000                                      -         895,000
   Payments on convertible note                               -         (75,000)
                                                     ----------      ----------
         Net cash flows from financing activities     1,170,943         820,000
                                                     ----------      ----------
Net cash flows                                         (167,185)        317,479
Cash and equivalent, beginning of period                674,495             100
                                                     ----------      ----------
Cash and equivalent, end of period                   $  507,310      $  317,579
                                                     ==========      ==========

Supplemental cash flow disclosures:
   Cash paid for interest                            $  153,513      $   26,587
                                                     ==========      ==========
   Cash paid for income taxes                        $        -               -
                                                     ==========      ==========


                             See accompanying notes.

                                STRAINWISE, INC.

                   Notes to the Unaudited Financial Statements
                                 April 30, 2015

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business - STRAINWISE, INC. (identified in these footnotes as "we" "us" or the "Company") provides branding marketing, administrative, accounting, financial and compliance services ("Fulfillment Services") to entities in the cannabis retail and production industry. The Company was incorporated in the state of Colorado as a limited liability company on June 8, 2012, and subsequently converted to a Colorado corporation on January 16, 2014.

The Company provides sophisticated Fulfillment Services to (i) the two cultivation facilities and nine retail stores ( five of which sell both recreational and medical marijuana to the public, three of which only sells medical marijuana to the public, and one of which only sells recreational marijuana to the public) owned by an officer and director of the Company ("Affiliated Entities") and (ii) makes such services available to independent retail stores and cultivation facilities in the regulated cannabis industry throughout the United States.

The Fulfillment Services that we currently provide are summarized, as follows:

o Branding, Marketing and Administrative Consulting Services: Customers may contract with us to use the Strainwise name, logo and affinity images in their retail store locations. A monthly fee permits our branding customer to use the Strainwise brand at one specific location. In addition, we will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate. This includes services to establish an efficient, predictable production process, as well as, nutrient recipes for consistent and appealing marijuana strains.

o Accounting and Financial Services: For a monthly fee, we provide our customers with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary, retail store and cultivation facility. We provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings on behalf of the Company and the Affiliated Entities on an ongoing basis.

o Compliance Services: The rules, regulations and state laws governing the production, distribution and retail sale of marijuana can be complex, and may prove cumbersome with which to comply. Thus, customers may contract with us to implement a compliance process, based upon the number and type of licenses and permits for their specific business. We provide this service on both an hourly rate and stipulated monthly fee.

o Nutrient Supplier: The Company presently is a bulk purchaser of nutrients and other cultivation supplies for the sole purpose of growing marijuana. As a result, we are able to make bulk purchases with price breaks, based upon volume. We serve as a sole source nutrient purchasing agent and distributor with pricing based upon our bulk purchasing power.

o Lending: We will provide loans to individuals and businesses in the cannabis industry. However, Colorado State law does not allow entities operating under a cannabis license to pledge the assets or the license of the cannabis operation for any type of general borrowing activity. Thus, our lending will be on an unsecured basis, with reliance on a personal guarantee of the borrower.

o Lease of Cultivation Facilities and Equipment: We lease cultivation equipment and facilities on a turn-key basis to customers in the cannabis industry. We will also enter into a sale-lease-back agreement with our customers for grow lights, tenant improvements and other cultivation equipment.

We do not directly grow marijuana plants, produce marijuana infused products, sell marijuana plants and or sell marijuana infused products of any nature.

Share exchange - , On August 19, 2014, we entered into an Agreement to Exchange Securities ("Share Exchange"), pursuant to which we acquired approximately 90% of the outstanding shares of a privately held Colorado corporation ("Strainwise Colorado") in exchange for 23,124,184 shares of our common stock.

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

Basis of presentation - The balance sheet as of January 31, 2015, which has been derived from audited financial statements, and the unaudited condensed financial statements as of April 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for the year ended January 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year.

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

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents. During 2014, the Company entered into an agreement with our Chief Executive Officer to hold all of our cash funds in his personal bank account in trust for the Company. Because of current banking regulations, marijuana centric entities are not afforded normal banking privileges, and thus, we were not able to obtain a corporate bank account at a federally charted bank until well into the end of the second quarter of operations in 2014. Under the terms of our trust agreement with our Chief Executive Officer, he agreed to hold our cash in his personal bank account and to make payments of our funds only for our non-cannabis business purposes and to allow daily access to the bank account for ongoing oversight of his fiduciary responsibility to the Company. Additionally, the trust agreement required that the Chief Executive Officer make copies available of all transactions applicable to our operations to our accounting staff on a weekly, or as requested basis. At April 30 and January 31, 2015, respectively, there were no cash deposits in the personal bank account of the Chief Executive Officer held in trust for us.

The balance of cash and cash equivalents at April 30, 2015 includes $500,000 of proceeds received on May 1, 2015 from a convertible note. Since the obligation was considered to have been legally incurred as of April 30, 2015, the $500,000 was deemed to have been received as of April 30, 2015 and was recognized for financial statement reporting purposes as cash and cash equivalents at that date.

Prepaid expenses and other assets - The Company pays rent in advance of the rental period. The Company records the carrying amount as of the balance sheet date of rental payments made in advance of the rental period; such amounts are charged against earnings within one year.

The amount of prepaid expenses and other assets as of April 30 and January 31, 2015 is $399,042 and $355,699, respectively.

                                                April 30,     January
                                                  2015        31, 2015
                                               ----------     --------

    Prepaid insurance                           $ 2,855       $ 9,512
                                                -------       -------
                                                $ 2,855       $ 9,512
                                                =======       =======

 Noncurrent prepaid expenses and other assets are comprised of the following:

                                                 April        January 31,
                                                30, 2015         2014
                                               ---------      -----------

    Prepaid rent                               $  83,308       $  83,308
    Security deposits                            312,879         262,879
                                               ---------       ---------
                                               $ 396,187       $ 346,187
                                               =========       =========

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

Commercial Operating Property - On July 26, 2014 we purchased a commercial property that was previously leased by one of our affiliates, which we have leased back to the affiliate. The commercial property consists of land and a building that contains both a retail store and a cultivation facility. We have allocated $220,000 and $440,000 of the purchase price to the cost of land and to the cost of the improvements to the building, respectively, based upon management's best estimate and belief. Management's estimate and belief was based upon consideration of (i) replacement cost, (ii) limited knowledge of comparable sales, (iii) anticipated future income generation, and (iv) single use, internally. No intangible asset value was assigned to the existing lease on the property, because the existing lease was immediately cancelled upon the completion of the purchase of the commercial property. The cost of the improvements to the building is being depreciated on a straight line method over
27.5 years, which we believe is the useful life of this asset.

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

                                                     April 30,     January
                                                       2015         31, 2015
                                                   ------------    -----------
Tenant improvements:
  Upgrades of HVAC systems                           $ 659,586     $  659.586
  Upgrades of electrical generators  and power
    equipment                                          468,589        468.589
  Structural improvements                              468,400        468.400
  Fire suppression, alarms and surveillance
    systems                                             59,258         59,258
Office equipment:
  Computer equipment                                    41,200         41,200
  Office furniture and fixtures                         22,251         22,251
  Machinery                                             25,000         25,000
                                                     ---------     ----------
                                                     1,744,284      1,744,284

  Accumulated amortization and depreciation           (170,395)       (96,574)
                                                    ----------     ----------
                                                    $1,573,889     $1,647,710
                                                    ==========     ==========

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense for the three months and twelve months ended April 30 and January 31, 2015 was $73,821 and $173,972, respectively.

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

Trademarks - Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Accumulated amortization was $976 and $793 at April 30 and January 31, 2015, respectively and consisted of the following at April 30, 2015:

                            Gross
                           Carrying        Accumulated
                            Amount         Amortization          Net
                         -----------       ------------      ----------

    Trademarks             $11,010            $ 976           $ 10,034
                           =======            =====           ========

Deferred Rent - The Company recognizes rent expense from operating leases on the straight-line basis. Differences between the expense recognized and actual payments are recorded as deferred rent.

Revenue Recognition - Revenue is recognized on an accrual basis as earned under contract terms. Revenue from affiliated entities is recognized as follows:

o Branding, Marketing and Administrative Services Revenue: Under the terms of a ten year master service agreement, we allow an affiliated entity to use the Strainwise brand for both retail and marketing purposes at one location, plus we provide administrative services to assist the employees of the affiliated entity to operate the business of that related location, Also, under a long term master service agreement, we provide administrative and management services to assist employees of affiliated entities to operate their cultivation facilities. We charge the affiliated entity a monthly fee of approximately $4,500 a month for the branding, marketing and administrative services and $4,500 to $20,000 for cultivation facility rent. Since we (i) are the primary obligor, (ii) determine the price, (iii) perform the service, (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually providing the services, in accordance with ASC 605-45-45, the revenue is recognized on monthly basis in accordance with the terms of the applicable master service agreement.

o Accounting and Financial Services Revenue: Under the terms of a ten year master service agreement, we have agreed to provide our affiliated entities with a fully implemented general ledger system, coupled with an industry centric chart of accounts, which enables management to readily monitor and manage all accounting and financial facets of a marijuana medical dispensary, retail store and/or cultivation facility. Under the terms of the ten year master service agreement we have also agreed to provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings. Under the terms of the 10 year master service agreement, we provide the above described accounting and financial services for a monthly fee of $3,000.Since we (i) are the primary obligor, (ii) determine the price,
     (iii) perform the service, (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually providing the above described service, in accordance with ASC 605-45-45, the revenue is recognized on monthly basis in accordance with the terms of the applicable master service agreement.

o Compliance Services Revenue: Under the terms of a ten year master service agreement, we provide the affiliated entities with a compliance process that includes the preparation and filing of state, city and municipal applications and renewals of licenses in accordance with the rules, regulations and state laws governing the production, distribution and retail sale of marijuana. We provide this service to our affiliate entities under the terms of the ten year master service agreement for a monthly fee of $2,500 per month. Since we (i) are the primary obligor, (ii) determine the price, (iii) perform the service, (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually providing the above described service, in accordance with ASC 60545-45, the revenue is recognized on monthly basis in accordance with the terms of the applicable master service agreement.

o Nutrient Sales: Under the terms of a ten year master service agreement, we serve as a sole source nutrient purchasing agent and distributor for our affiliated entities, with pricing based upon our bulk purchasing power. We charge the affiliated entities for nutrients supplied to them at the cost of the nutrients, plus a premium that approximates the amount of bulk purchase discount we receive from our nutrient suppliers. Since we (i) are the primary obligor, (ii) determine the price, (iii) perform the service,
     (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually buying and delivering the above nutrients to the affiliated entity, in accordance with ASC 605-45-45, the revenue is recognized in the month in which the nutrient is actually delivered to the related entity.

o Cultivation Facilities Revenue: Under the terms of a ten year master service agreement, we lease cultivation facilities and equipment for a period equal to the term of the underlying lease with an independent, third party lessor in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) plus a premium of forty percent. Since we (i) are the primary obligor, (ii) determine the price, (iii) perform the service,
     (iv) have the credit risk, and (v) since there are no additional milestone that need to be met other than actually leasing the facilities and equipment to the respective affiliated entity, in accordance with ASC
     605-45-45, the revenue is recognized in the month in which the lease payments are made by us to the respective independent, third party lessor.

o Sublease of Cultivation Facility. We sublease a cultivation facility to an unrelated third party. Payments from the subtenant are not included as a component of revenues, but rather are recognized on a monthly basis, as reduction of rent and other occupancy costs in the month the sublease payment is received.

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

Net income per share of common stock - We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS gives effect to all potential dilutive securities outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive or would reduce net loss per share amounts. Diluted EPS figures are equal to those of Basic EPS for each period, since the Company had a net loss for the periods presented.

Note 2 - Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We have incurred net losses of $3,599,107 since inception and have not achieved profitable operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of our securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Related Party Transactions and Collection Reserve for Amounts Due from Affiliated Entities:

Substantially all of our revenues to date have been derived from long term contracts with the Affiliated Entities that are majority owned by our Chief Executive Officer, who is also the husband of our majority owner and President. Note that all terms and contracts between the Company and the Affiliated Entities are determined by related parties and these terms can change at any time. Related party revenue was $1,699,298 and $5,765,481, respectively, for the three months ended April 30, 2015. As of April 30 and January 31, 2015, we had accounts receivable from affiliated entities of $3,319,182 and $2,375,533, respectively.

The Company made an investment in cultivation facilities that we sublease to our Affiliated Entities. The cultivation facilities presently produce more product than can be sold by the medical and recreational dispensaries and stores operated by the Affiliated Entities. As a result, the Affiliated Entities have costs in excess of revenue, a negative production variance, that are estimated to continue until the Affiliated Entities are able to add several new dispensaries or retail stores that fully utilize the production capacity. Although the Affiliated Entities have been able to pay us approximately
$4,145,254 of the amounts billed to them through April 30, 2015, including the payment of $755,649 during the three months ended April 30, 2015, there is no assurance that they will be able to generate enough positive cash flow to repay the full amount they presently owe to us. Thus, a reserve in the amount of $3,319,182 and $2,375,533 at April 30 and January 31, 2015, respectively, has been recorded to recognize the uncertainty of collecting the full amount presently owed to us from the Affiliated Entities.

Note 4 - Operating Leases:

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

We entered into a lease agreement on March 7, 2014 to lease from an independent third party a cultivation facility of approximately 26,700 square feet ("Custer Lease") for a term of five years commencing on April 1, 2014. Lease payments are scheduled to be $29,200 per month for the first twelve months of the lease, and then are scheduled to be $27,500 per month for the subsequent 12 months, $28,325 per month for the subsequent 12 months, $29,170 per month for the subsequent 12 months and $30,035 per month for the final 12 months of the lease. Under the terms of the Custer Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property, and we are obligated to pay a security deposit of $29,200 which was due and paid upon the execution of the Custer Lease. We have the option to renew the Custer Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the Custer Lease. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We sublease this cultivation facility to an unrelated third party. Collections from the sublease of the Custer cultivation facility is recognized on a monthly basis, as the user is charged for the amount of the sublease, as reduction of rent and other occupancy costs. Under the terms of the sublease to the unrelated third party, the payments are scheduled to be $20,000 from January 1, 2015 through June 30, 2015, $51,200 from July 1, 2015 through December 31, 2015, and $35,600 from January 1, 2016 through March 31, 2019

We entered into a lease agreement on April 1, 2014 to lease from an independent third party a cultivation facility of approximately 65,000 square feet ("51st Ave Lease") for a term of five years and nine months. The terms of the 51st Ave Lease stipulates the payment of $15,000 per month, prorated if necessary, until such time that the Lessor is able to deliver a Certificate of Occupancy, which occurred on August 1, 2014. Thereafter, lease payments are scheduled to be $176,456 per month for the first six months of the lease, and then are scheduled to be $221,833 per month for the subsequent 24 months, $231,917 per month for the subsequent 12 months, $242,000 per month for the subsequent 12 months and $247,041 per month for the final 12 months of the lease. Under the terms of the 51st Ave Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property and we are obligated to pay a security deposit in the total amount $150,000, two thirds of which has been paid, with the remaining $50,000 due by December 1, 2014. We have the option to renew the 51st Ave Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the 51st Avenue Lease. The Lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We sublease this cultivation facility to an affiliated entity under the terms of a Master Service Agreement for a term of five years and nine months in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, and (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the 51st Avenue cultivation facility is recognized on a monthly basis as the user is charged for the amount of the sublease

We entered into a lease agreement on April 22, 2014 to lease from an independent third party a cultivation facility of approximately 38,000 square feet ("Nome Lease") for a term of seven years. We entered into a modification of the Nome lease on December 1, 2014, wherein the lease was modified to extend the lease term through April 30, 2025; and, the lease payments were modified to be $88,616 per month for the five months ending April 30 2015, and then are scheduled to be $90,207, $91,799, $93,390, $94,981, $73,578, $75,169, $76,761, 78,352, and then
$79,943 per month for the final 12 months of the lease. As more fully described in Note 8 herein, the modification of the lease included the cancellation of the $750,000 note payable to the lessor for the financing of tenant improvements, and the extension of an additional $800,000 to be used by us for future tenant improvements. The amount of tenant improvement financing provided by the lessor is to be amortized over the extended term of the modified lease as a component of the monthly lease payments. Under the terms of the Nome Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property, and we are obligated to pay a security deposit of $133,679 one half of which was due and paid upon the execution of the Nome Lease, the final half was due and payable 30 days after the commencement date. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We sublease this cultivation facility to an affiliated entity under the terms of a Master Service Agreement for a term of seven years in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the Nome cultivation facility is recognized on a monthly basis as the user is charged for the amount of the sublease.

We entered into a lease agreement on September 11, 2014 to lease a cultivation facility of approximately 20,000 square feet ("Bryant St. Lease") for a term of ten years. During the first 12 months of the lease, lease payments are scheduled to be $23,984 for the first four months and 24,531 for the next eight months, and then are scheduled to be $24,647, $25,140, $31,221, $31,845, $32,483,
$33,132, $33,794, $34,470, and $35,160 for the second through the tenth year of the lease, respectively. We are not required to provide any security deposits or first and last month's rental amounts. We have an option to purchase the building for $2,400,000 at any time during the first 36 months of the lease, provided that we deliver a purchase option notice to the Lessor prior to the end of the 33rd month of the lease. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 370 grow lights. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We lease this cultivation facility to an affiliated entity under the terms of a Master Services Agreement on a long term basis in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the Bryant Street cultivation facility is recognized on a monthly basis as the user is charged for the amount of the sublease.

Future minimum payments for these leases are:

           For the twelve Months Ending April 30,
--------------------------------------------------------------
   2016         2017          2018        2019         2020        Thereafter
------------  ----------    ----------  ----------  -----------    ----------

$4,390,800    $4,545,200    $4,736,000  $4,290,200  $1,270,100     $5,561,600
==========    ==========    ==========  ==========  ==========     ==========

Note 5 - Issuance of Shares:

Between March and August 2014, by means of a private offering of our common stock at $1 per share, we sold 2,224,700 shares of our common stock. Coupled with the 293,000 common shares issued in connection with the conversion of the convertible note described in Note 7 herein, the Share Exchange described in
Note 1 herein, and the 198,333 shares issued as stock-based compensation described in Note 8 herein, the total number of shares of common stock issued and outstanding at April 30, 2015 was 27,147,217 shares.

Note 6 - Income Taxes:

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company's assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

The Company adopted the provisions of ASC 740, "Income Taxes" on July1, 2007. FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. The components of the income tax provision are as follows:

                                           Three Months Ended      Year Ended
                                               April 30,           January 31,
                                          --------------------    ------------
                                          2015           2014          2015
                                          ----           ----          ----
Income tax expense (benefit) Current:
         Federal                      $(579,936)      $ 13,205      $(794,474)
         State                          (70,106)        (3,536)       (96,812)
                                     ----------       --------      ---------
Deferred income tax expense benefit    (650,042)         9,670       (891,286)
Valuation allowance                     650,042         (9,670)       891,682
                                     ----------       --------      ---------
Provision                            $        -       $      -      $       -
                                     ==========       ========      =========

We have a net operating loss carryforward for financial statement reporting purposes of $2,090,075 from the year ended January 31, 2015.

Note 7 -Notes Payable:

Notes payable consisted of the following:

                      April 30, 2015                     January 31, 2015
             ---------------------------------  -------------------------------
                           Long                               Long
                Current    Term        Total     Current      Term       Total
                -------  ---------  ----------  ---------   ---------   -------
Convertible
   notes             -  $1,800,000  $1,800,000  $       -  $  550,000  $       -
Mortgage       180,249     308,129     488,378    170,955     356,830    527,785
Tenant
 improvement
 loan          190,615   1,036,960   1,227,575    167,534   1,099,690  1,267,224
             ---------   ---------  ----------  ---------  ----------  ---------
             $ 370,864  $3,145,089  $3,515,953  $ 338,489  $2,006,520  $2,345,00
             =========  ==========  ==========  =========  ==========  =========

On March 20, 2014, the Company issued a convertible note in the amount of $850,000 (the "Note") to an individual. This Note was subsequently amended, and the unpaid principal balance was converted into common stock, as more fully described below. The Note had an interest rate of 25%, payable monthly, and was scheduled to mature on September 21, 2014. The outstanding principal balance of the Note, plus any accrued but unpaid interest on the Note, was convertible at any time on or before the maturity date at $1 per common share. The Note was personally guaranteed by our majority shareholder and by an officer and director of the Company.

On July 16, 2014, the terms of the Note were amended ("Amendment") wherein the holder of the Note elected to convert $200,000 of the principal of the Note into 293,000 of our common shares of stock at a price of $.6825 per share. As a component of the Amendment, we in turn elected to prepay the remaining principal balance of the Note, after the scheduled payment of the principal and accrued interest due the holder on July 24, 2014, and to pay a prepayment penalty of $11,250. The difference of $93,000 in the premium of the per-share price of $0.6825 per share per the Amendment and the $1 per share per the Note, plus the amount of the prepayment penalty was charged to the loss on the early extinguishment of debt and interest expense, respectively.

On January 31, 2015, the Company issued a three convertible notes totaling up to $2,500,000, of which $1,800,000 had been received by the Company at April 30, 2015. The convertible notes are being funded by the noteholders in varying amounts from approximately $250,000 to $550,000 per month. The convertible notes are unsecured, have an interest rate of 25%, with the interest is payable monthly. The principal amount of the convertible notes are due twenty-four months from the date of the funding. At any time prior to the due date of the convertible notes, the unpaid principal amount of the convertible note, plus any accrued but unpaid interest, may be converted into common stock of the Company at a per-share price of $1 per share. The convertible loans are personally guaranteed by Shawn Phillips, an officer of the Company and affiliate, and Erin Phillips, the majority shareholder of the Company. Subsequent to April 30, 2015, the Company has received proceeds of $200,000 from additional fundings of the convertible notes.

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

On December 31, 2015, we entered into a modification of the Nome operating lease agreement ("Nome Lease") which included financing for certain tenant improvements. The Nome Lease stipulates that the Company retains ownership of the tenant improvements, so accordingly, the Company recorded a long-lived asset and a corresponding liability for the amount of tenant improvement financing. The tenant improvement financing is being amortized over a 60 month period, at an imputed annual interest rate of 29%. Monthly payments on the tenant financing is included as a component of the monthly lease payment. The lease is guaranteed by Shawn Phillips, an officer and affiliate of the Company.

The amount of principal and interest payments on the notes for the five year period ending April 30, 2020 are, as follows:

                                               April 30,
                         ------------------------------------------------------
                            2016          2017       2018      2019      2020
                         -----------   ----------  --------  ---------  -------
Convertible notes -
  interest  only         $  493,200    $ 369,900   $     -   $      -   $     -
Convertible notes -
  principal                       -    1,800,000         -          -         -
Mortgage                    232,000      232,000   184,000          -         -
Tenant improvement loan     528,700      528,700   528,700    528,700         -
                         ----------   ----------  --------  ---------   -------
                         $1,235,900   $2,930,600  $712,700  $ 528,700   $     -
                         ==========   ==========  ========  =========   =======

Note 8 - Stock-Based Compensation

The Company issued 198,333 shares of common stock as compensation to employees during the year ended January 31, 2015, and recognized $198,333 of expense. The shares were fully vested upon issuance and were valued at $1.00 per share, the value on the grant date of January 31, 2015.

Note 9 - New accounting Pronouncements:

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company. The Company elected to adopt ASU 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 10 - Contingencies

In April 2015, the Company advised the lessor of one of our operating leases that we had elected to abandon the lease and would not be occupying the premises. The leased premises were originally intended to be subleased to the Affiliated Entities for use as a cultivation facility. We elected to abandon the lease, because of our belief that the lessor was not acting in good faith, and had breached major terms of the lease agreement. The lessor filed a lawsuit against the Company seeking possession of the leased premises and alleging breach of the lease; but, the lessor has not quantified the amount of any claimed damages resulting from the alleged breach of the lease agreement. The Company stipulated to the lessor's demand for possession of the leased property, but we are vigorously defending the remaining claims in this action. At this time, we cannot estimate the amount of damages, if any, and accordingly, we have not recorded any corresponding liability.

Note 11 - Subsequent Events:

Subsequent to April 30, 2015 the Company received proceeds in the amount of $200,000 from additional fundings of the series of convertible notes described in Note 7 herein.

On May 12, 2015, a reduction in work force was made at one of the cultivation facilities operated by our Affiliated Entities. The reduction was made in order to help decrease the negative production volume variance being caused by the underutilization of the respective cultivation facility. At present, the affected cultivation facility has been granted only one medical marijuana license, which license does not allow for the production of sufficient product to operate the facility at a profit.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements included as part of this report.

On August 19, 2014, the Company acquired approximately 90% of the outstanding shares of Strainwise, Inc., a Colorado corporation, in exchange for 23,124,184 shares of the Company's common stock. Strainwise was organized in Colorado on June 8, 2012 as a limited liability company, and converted to a Colorado corporation on January 16, 2014. On September 12, 20014 the Company acquired the remaining outstanding shares of Strainwise Colorado in exchange for 2,517,700 shares of the Company's common stock.

Although, from a legal standpoint, the Company acquired Strainwise on August 19, 2014, for financial reporting purposes the acquisition of Strainwise constituted a recapitalization, and the acquisition was accounted for similar to a reverse merger, whereby Strainwise was deemed to have acquired the Company.

In connection with the acquisition of Strainwise, the Company sold its rights to a motion picture, together with all related domestic and international distribution agreements, and all pre-production and other rights to the film, to a former officer and director of the Company in consideration for the assumption by a shareholder of the Company of all liabilities of the Company (including the Company's outstanding liabilities as of June 30, 2014) which were outstanding immediately prior to the closing of the transaction.

Business

Our branding and fulfillment services are provided under separate Master Service Agreements and are described below:

o Branding, Marketing and Administrative Consulting Services: Customers may contract with us to use the Strainwise name, logo and affinity images in their retail store locations. A monthly fee permits our branding customer to use the Strainwise brand at one specific location. In addition, we will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate. This includes services to establish an efficient, predictable production process, as well as, nutrient recipes for consistent and appealing marijuana strains.

o Accounting and Financial Services: For a monthly fee, we provide our customers with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary, retail store and grow facility. We provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings on behalf of the Affiliated Entities on an ongoing basis.

o Compliance Services: The rules, regulations and state laws governing the production, distribution and retail sale of marijuana can be complex, many times obtuse, and may prove cumbersome with which to comply. Thus, customers may contract with us to implement a compliance process, based upon the number and type of licenses and permits for their specific business. We provide this service on both an hourly rate and stipulated monthly fee.

o Nutrient Supplier: We presently are one of the larger, single purchasers of nutrients and other cultivation supplies for the sole purpose of growing marijuana. As a result, we are able to make bulk purchases with price breaks, based upon volume.

o Lending: We plan to provide loans to individuals and businesses in the cannabis industry. However, Colorado state law does not allow entities operating under a cannabis license to pledge the assets or the license of the cannabis operation for any type of general borrowing activity. Thus, our lending will be on an unsecured basis, with reliance on a personal guarantee of the borrower. The loans will enable borrowers to (if desired) purchase buildings for their operations, acquire fixtures and equipment, and/or fund their working capital needs. We plan to obtain the capital needed to fund the loans through fees received for branding and fulfillment services, sales of nutrients, subleasing grow facilities and the public or private sale of our securities.

We presently provide these branding and fulfillment services to the nine retail marijuana outlets and two grow facilities (the "Affiliated Entities") owned by Mr. Phillips.

The following shows the monthly fees we receive, and expect in the future to receive, for providing branding and fulfillment services to the retail outlets and grow facilities:

                                   Branding,
                                     and                Accounting/
         Retail Outlets:        Administrative          Compliance
         ---------------        --------------         -----------

         The Sanctuary (1)          $ 4,500               $5,500
         The Annie (1)              $ 4,500               $2,500
         The Ridge                  $ 4,500               $5,500
         The Spring                 $ 4,500               $2,500
         The Retreat                $ 4,500               $5,500
         The Shelter                $ 4,500               $5,500
         The Grove (1)              $ 4,500               $5,500
         The Haven (1)              $ 4,500               $5,500
         The Range                  $ 4,500               $5,500

      Cultivation Facilities:
      -----------------------
         51st Avenue                $15,000               $5,500
         Bryant Street              $10,000               $5,500
         Nome (2)                         -                    -

(1)  This outlet also houses a small cultivation facility.

(2) The Nome cultivation facility is subleased to an Affiliated Entity, is fully built out, and is available for operation. However, the Affiliated Entity has not been able to obtain sufficient licenses from the state of Colorado to allow for sufficient production levels for the facility to be economically viable. Thus, the Affiliated Entity has closed the Nome facility, and has terminate the employees that had been retained to operate the facility. Beginning February 1, 2015, the Company suspended recognition of any facilities usage fees due from the Nome facility under the terms of a Master Services Agreement until such time that the Nome facility is granted a sufficient number of licenses to operate the facility on an economically viable basis. We are not certain that the Nome facility will ever obtain a sufficient number of licenses from the state of Colorado for it to operate at a viable level, and thus, we requested that the Affiliated Entity explore a sublease the Nome facility to unrelated third parties.

As of June 19, 2015, we had not provided any branding and fulfillment services on an hourly basis. We do not know what our hourly charge will be for any services we may provide by the hour. Our Master Service agreements expire on December 31, 2023.

The Company did not begin operations until January 1, 2014, when it began providing branding and fulfillment services to the cultivation facilities operated by Shawn Phillips and the retail stores owned by Mr. Phillips, an officer and director of the Company (collectively the "Affiliated Entities"). As a result, comparison of the Company's operating results for the three month ended April 30, 2015, with any prior period would not be meaningful. As of June 19, 2015 the Company was not providing services to any other entities.

The following shows the amounts the Company charged the affiliated entities for the branding and fulfillment services provided pursuant to the Master Service Agreements and subleasing cultivation facilities for the periods shown, as well as the amounts the Company expects to charge during the twelve months ending April 30, 2016 from these sources. Projected revenue from branding, marketing, accounting and other services has been calculated in whole based upon the terms of the Master Service Agreements with the Affiliated Entities. Projected revenue from subleasing is based upon executed agreements with the Affiliated Entities. Projected revenue does not include any amounts from lending since, as of June 19, 2015, we have not extended any loans and thus, future revenue from lending cannot be estimated with any degree of certainty.

                                                             Projected for
                                                              the Twelve
                                   Three Months Ended        Months Ending
                                       April 30,               April 30,
                                -----------------------      -------------
                                    2015          2014           2016
                                ----------      --------     -------------

   Subleasing                   $ 1,223,400    $ 107,200     $ 4,900,000
   Branding, marketing,
   accounting and compliance
     fees                           270,000      240,000       1,100,000
   Nutrient sales                   205,900      189,000         850,000
                                -----------    ---------     -----------
                                $ 1,699,300    $ 536,200     $ 6,850,000
                                ===========    =========     ===========

As of April 30, 2015, the Company's operating expenses, excluding payments required for its operating leases, were approximately $200,000 per month.

As of June 19, 2015, the cultivation facilities operated by the Affiliated Entities had the capacity to provide enough product to supply approximately 15 to 20 marijuana dispensaries. However, as of June 19, 2015, the Affiliated Entities had only nine dispensaries and the cultivation facilities were not selling product to any other marijuana dispensaries. As a result, the cultivation facilities are operating at a loss and are unable to pay the Company the amounts owed pursuant to their subleases with the Company. Although the marijuana dispensaries owned by the Affiliated Entities are operating at a profit, the dispensaries are not able to currently pay all of the amounts billed to them by the Company, since the profits from the dispensaries are being used to fund the operating losses of the cultivation facilities.

The Company estimates that if the cultivation facilities were able to supply an additional five dispensaries (whether operated by the Affiliated Entities or others) the cultivation facilities would be able to begin making lease payments to the Company and the dispensaries would be able to resume payments pursuant to their Master Service agreements with the Company. The Affiliated Entities have paid the Company approximately $4,145,254 of the amounts billed to them since their inception through April 30, 2015, including $755,649 during the three months ended April 30, 2015. However, there is no assurance that the Affiliated Entities will be able to generate enough cash to pay the $3,319,182 presently owed to the Company at April 30, 2015, and thus, the receivable from the Affiliated Entities at April 30, 2015 ($3,319,182) has been fully reserved and charged to expense.

Shawn Phillips is the sole owner of Rocky Mountain Farmacy, Inc. ("RMF"), one or our Affiliated Entities, which operates The Retreat medical marijuana dispensary. In November 2014, Mr. Phillips submitted an application to the Colorado Marijuana Enforcement Division ("MED") to permit the 51st Avenue cultivation facility to supply The Retreat with medical marijuana. On June 11, 2015, the State Licensing Authority issued grounds for a denial of the application, based upon the belief of the MED that the Company and persons other than Mr. Phillips are indirect and/or beneficial owners of RMF and should have been included on the application. Since the denial was just recently received, legal counsel has not had adequate time to evaluate the merits of the grounds for such denial. Mr. Phillips has requested a hearing to address the issue with the MED.

Leases/Subleasing

As of June 19, 2015 we were leasing five properties in the Denver Metropolitan area. We sublease three of the properties to the Affiliated Entities for their marijuana cultivation and growing operations, however one cultivation and growing facility was not in operation as of June 19, 2015. We will lease one of the properties to the Affiliated Entities for a medical and retail marijuana retail outlet. Our subleases with the Affiliated Entities expire on the same date (generally between 2019 and 2024) as our leases with the owners of these properties. We charge the Affiliated Entities 140% of the amount we pay the lessors of these properties. None of the persons leasing these facilities to us are affiliated with us in any way. We believe the terms of our subleases are comparable to those which we could have obtained from unrelated third parties.

The future minimum amounts we are required to pay under the terms of these five leases (which we refer to as our "Operating Leases") are shown below.

               Lease Payments Due During the Twelve Months Ending April 30,
            -------------------------------------------------------------------
               2016        2017        2018       2019      2020      Thereafter
               ----        ----        ----       ----      ----      ----------

 Custer      $ 330,800  $  340,700  $  350,900  $  300,400  $       - $        -

 Nome (1)    1,082,500   1,101,600   1,120,700   1,139,800    882,900  3,722,700

 51st        2,682,200   2,803,200   2,914,100   2,470,400          -          -

 Bryant        295,300     299,700     350,300     379,600    387,200  1,838,900
            ----------  ----------  ----------  ---------- ---------- ----------
            $4,390,800  $4,545,200  $4,736,000  $4,290,200 $1,270,100 $5,561,600
            ==========  ==========  ==========  ========== ========== ==========

(1) Amounts are based upon terms of lease amended on December 1, 2014. See Note 4 to the financial statements included as part of this report.

Beginning January 1, 2015, we subleased the Custer facility to an independent third party for a five year period on a triple-net-lease-basis. Pursuant to the terms of the sublease, the subtenant will pay monthly rent according to the following schedule:

                                        Period
                                 --------------------
      Monthly Rent               Beginning     Ending
      ------------               ---------     ------
        $20,000                   1-1-15       6-30-15
        $51,200                   7-1-15      12-31-15
        $35,600                   1-1-16       3-31-19

Liquidity and Capital Resources

Between March 15, 2014 and August 19, 2014, the Company sold 2,224,700 units, at a price of $1.00 per unit, to a group of private investors. Each unit consisted of one share of the Company's common stock and one warrant. Every two warrants entitle the holder to purchase one share of the Company's common stock at a price of $5.00 per share at any time prior to January 31, 2019. When the Company acquired the remaining shares of Strainwise, the Company exchanged its warrants for the outstanding Strainwise warrants. The warrants issued by the Company had the same terms as the Strainwise warrants.

On March 20, 2014 the Company borrowed $850,000 from an unrelated third party. The loan bears interest at 25% per year, payable monthly, and matures on September 21, 2014. On July 16, 2014, the terms of the loan were amended such that $200,000 of the loan was converted into 293,000 shares of the Company's common stock and the Company agreed to pay the remaining balance of the loan ($325,000), plus accrued interest and a prepayment penalty of $11,250, prior to July 29, 2014. The $850,000 loan was used (i) to secure approximately $217,800 of deposits for the future rental and/or purchase of cultivation facilities to lease to growers in the industry, (ii) to acquire approximately $175,000 of cultivation equipment (iii) to make approximately $63,500 of tenant improvements to cultivation facilities under lease, (iv) to pay approximately $373,000 of principal and interest to the note holder, and (v) to pay other miscellaneous expenses

On July 26, 2014 the Company purchased a 5,000 square foot commercial building for $660,000. The building, which is located at 5110 Race Street in Denver, Colorado, houses a retail marijuana dispensary and a small cultivation facility which are owned by Shawn Phillips. The retail dispensary (known as "the Sanctuary") and cultivation facility are leased to one of the Affiliated Entities. The purchase price was paid with cash of $60,000 and a loan of $600,000, which is payable in varying amounts from $11,000 to $36,000 per month, with a final payment of $126,000 due on August 1, 2017.

As of April 30, 2015, three unrelated third parties collectively loaned the Company $1,800,000. The loans bear interest at 25% per year, are unsecured, and are due and payable on January 31, 2017. Interest-only payments are due each month, and at the option of the lenders, the loans can be converted into shares of the Company's common stock at the rate of $1.00 per share. Subsequent to April 30, 2015, one of the third parties loaned the Company an additional $200,000. The terms of the additional fund are the same as the loans made as of April 30, 2015.

Any of the following are an event of default which would cause all amounts due the lenders to become immediately due and payable:

o    the Company fails to make any interest payment when due; or

o the Company breaches any representation, warranty or covenant or defaults in the timely performance of any other obligation in its agreements with the lenders.

The loan proceeds were used to pay general and administrative expenses. The future minimum payments under the terms of the Company's material contractual obligations are shown below.

                         For the Twelve Months Ending April 30,
                       -------------------------------------------
                          2016        2017        2018        2019       2020       Thereafter
                          ----        ----        ----        ----       -----      ----------

Corporate office     $   68,200   $   35,500  $        -  $        -  $        -    $        -
Operating leases      4,390,800    4,545,200   4,736,000   4,292,200   1,270,100     5,561,600
Mortgage (1)            232,000      232,000     184,000           -           -             -
Tenant Improvement
  loan (1)              528,700      528,700     528,700     528,700           -             -
Convertible loans:
    Interest            493,200      369,000           -           -           -             -
    Principal (2)             -    2,000,000           -           -           -             -
                     ----------   ----------  ----------   ---------  ----------    ----------
                     $5,712,900   $7,710,400  $5,448,700  $4,818,900  $1,270,100    $5,561,600


(1) Includes principal and interest payments.

(2) Includes $200,000 received subsequent to April 30, 2015.

In addition to the foregoing, the Company estimates that during the twelve months ending April 30, 2016 the Company will need approximately $800,000 for additional equipment such as grow lights, electrical upgrades, generators and air conditioning and approximately $2,400,000 for general corporate overhead.

The Company plans to fund its operations and contractual requirements through fees received for branding and fulfillment services, sales of nutrients, subleasing cultivation facilities and the public or private sale of its securities.

The Company will need to raise enough capital to fund its operations until it is able to earn a profit. The Company does not know what the terms of any future capital raising may be but any future sales of the Company's equity securities will dilute the ownership of existing stockholders and could be at prices below the market price of the Company's common stock. The inability of the Company to obtain the capital which it requires may result in the failure of the Company. The Company does not have any commitments from any person to provide the Company with capital.

Trends

The factors that will most significantly affect the Company's future operating results, liquidity and capital resources will be:

     o The ability of the Affiliated Entities to collectively become profitable and make payments to the Company in accordance with the terms of their Master Service Agreements and subleases. In this regard, On May 12, 2015 the Affiliated Entities collectively laid off approximately 45% of their employees. The layoffs were primarily the result of delays in obtaining enough licenses in order for the Nome cultivation facility to open and be operated on a profitable basis;

     o    Government regulation of the marijuana industry;

     o    Revision of Federal banking  regulations  for the marijuana  industry;
          and

     o Legalization of recreational marijuana in states other than Colorado and Washington.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on:

     o    revenues or expenses;

     o    any material increase or decrease in liquidity; or

     o    expected sources and uses of cash.

Critical Accounting Policies and New Accounting Pronouncements

See Notes 1 and 9 to the financial statements included as part of this report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 4.  Controls and Procedures.

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the

Company  in the  reports  that it files  or  submits  under  the  1934  Act,  is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure. As of April 30, 2015, the Company's Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended April 30, 2015, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


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


                                    STRAINWISE, INC.



June 22, 2015                       By:/s/ Shawn Phillips
                                       ------------------------------------
                                       Shawn Phillips, Chief Executive Officer


June 22, 2015                       By:/s/ Erin Phillips
                                       ------------------------------------
                                       Erin Phillips, Chief Financial and
                                         Accounting Officer