Form 10-Q/A
period 2015-04-30
Strainwise, Inc.
filed 2015-06-25
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

☒   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2015

☐   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q submitted on June 23, 2015. Other than two typographical error corrections in the Notes to Financial Statements, no other changes, revisions, or updates were made to the original amended filing.

STRAINWISE, INC.

INTERIM FINANCIAL STAEMENTS

For the Three Months Ended April 30, 2015 and 2014

(UNAUDITED)

STRAINWISE, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) April 30, 2015	January 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$507,310	$674,495
Due from affiliated entities, net of collection allowance reserve of $3,319,182 and $2,375,533 at April 30 and January 31, 2015, respectively	-	-
Prepaid expenses and other assets	2,855	9,512
Total current assets	510,165	684,007
Commercial operating property, net of accumulated depreciation of $10,667 and $5,641 at April 30 and January 31, 2015, respectively	649,333	654,359
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $170,395 and $96,574 at April 30 and January 31, 2015, respectively	1,573,889	1,647,710
Prepaid expenses and other assets	396,187	346,187
Trademark, net of accumulated amortization of $976and $793 at April 30 and January 31, 2015, respectively	10,034	10,217
Total assets	$3,139,608	$3,342,480

LIABILITIES AND STOCKHOLERS’ (DEFICIT) EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$98,943	$156,416
Accrued interest	26,712	-
Current portion of tenant allowance note and mortgage payable	370,864	338,489
Total current liabilities	496,519	494,905
Convertible notes payable	1,800,000	550,000
Note payable for tenant allowances	1,036,960	1,099,690
Mortgage payable	308,129	356,830
Deferred rent and interest payable discount	587,692	416,573
Total liabilities	4,229,300	2,917,998
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized, 27,147,217 issued and outstanding at April 30, and January 31, 2015, respectively	-	-
Additional paid in capital	2,509,325	2,509,325
Retained (deficit)	(3,599,017)	(2,084,843)
Total stockholders’ equity	(1,089,692)	424,482
Total liabilities and stockholders’ (deficit) equity	$3,139,608	$3,342,480

See accompanying notes.

STRAINWISE, INC.
CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended April 30,
	2015	2014

Revenues from affiliated entities
Cultivation facilities usage fees	$1,223,386		$107,167
Fulfillment services fees	270,000		240,000
Sale of nutrient supplies	205,912		189,042
	1,699,298		536,209
Consulting services	2,000		-
Total revenues	1,701,298		536,209

Operating costs and expenses
Collection reserve for amounts due from Affiliated Entities	943,649		-
Rents and other occupancy	1,156,406		78,046
Compensation	327,540		241,711
Nutrient purchases	158,394		99,496
Professional, legal and consulting	302,142		26,323
Stock-based compensation	-		-
Depreciation and amortization	79,031		22,860
General and administrative	68,085		34,187
Total operating costs and expenses	3,035,247		502,623
Loss from operations	(1,333,949)		33,586

Other costs and expenses
Loss on early extinguishment of debt	-		-
Interest expense	(180,225)		(39,718)
Financing costs	-		-
Loss before provision for taxes on income	(1,514,174)		(6,132)
Provision for taxes on income	-		-
Net Loss	$(1,514,174)		$(6,132)

Basic loss per common share	$(0.056)	$	(0.003)

Weighted average number of shares outstanding	27,147,217		20,430,000

Fully diluted weighted average number of shares outstanding	29,617,483		20,930,000

See accompanying notes.

STRAINWISE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended April 30,
	2015	2014

Cash flows from operating activities:
Net (loss)	$(1,514,174)	$(6,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in amounts due to/from Affiliated Entities	(943,648)	121,118
Increase in collection allowance reserve for amounts due from Affiliated Entities	943,648	-
Increase in accrued interest payable	26,712	-
Increase in prepaid expenses and other assets	(43,343)	(393,248)
Depreciation and amortization	78,848	22,860
Increase (decrease) in accounts payable	(57,473)	-
Increase in deferred rent and interest discount	171,119	(11,723)
Decrease in trademark	183	183
Net cash flow used in operating activities	(1,338,128)	(266,942)
Cash flows from investing activities:
Investment in tenant improvements and office equipment	-	(235,579)
Net cash flow used in investing activities	-	(235,579)
Cash flows from financing activities:
Proceeds from convertible notes	1,250,000	-
Payments on tenant allowances note and mortgage	(79,057)	-
Proceeds from convertible note, including discount of $45,000	-	895,000
Payments on convertible note	-	(75,000)
Net cash flows from financing activities	1,170,943	820,000
Net cash flows	(167,185)	317,479
Cash and equivalent, beginning of period	674,495	100
Cash and equivalent, end of period	$507,310	$317,579

Supplemental cash flow disclosures:
Cash paid for interest	$153,513	$26,587
Cash paid for income taxes	$-	$-

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

Share exchange - On August 19, 2014, we entered into an Agreement to Exchange Securities ("Share Exchange"),  pursuant to which we acquired  approximately 90% of the  outstanding  shares of a privately held Colorado corporation (“Strainwise Colorado”) in exchange for  23,124,184  shares of our common stock.

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

Basis of presentation - The balance sheet as of January 31, 2015,  which has been derived from audited financial statements,  and the unaudited condensed financial  statements  as of April 30, 2015 and 2014,  have been  prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities  and Exchange  Commission  ("SEC"),  and should be read in conjunction  with the audited financial statements and notes thereto  contained in the Company’s Form 10-K for the year ended January 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year.

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

The amount of prepaid expenses and other assets as of April 30 and January 31, 2015 is $399,042 and $355,699, respectively.

	April 30, 2015	January 31, 2015
Prepaid insurance	$2,855	$9,512
	$2,855	$9,512

Noncurrent prepaid expenses and other assets are comprised of the following:

	April 30, 2015	January 31, 201 5
Prepaid rent	$83,308	$83,308
Security deposits	312,879	262,879
	$396,187	$346,187

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:
	April 30, 2015	January 31, 2015
Tenant improvements:
Upgrades of HVAC systems	$659,586	$659.586
Upgrades of electrical generators and power equipment	468,589	468.589
Structural improvements	468,400	468.400
Fire suppression, alarms and surveillance systems	59,258	59,258
Office equipment:
Computer equipment	41,200	41,200
Office furniture and fixtures	22,251	22,251
Machinery	25,000	25,000
	1,744,284	1,744,284
Accumulated amortization and depreciation	(170,395)	(96,574)
	$1,573,889	$1,647,710

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
	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$11,010	$976	$10,034

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

●
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

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We have incurred net losses of $3,599, 01 7 since inception and have not achieved profitable operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private  sale of our securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We entered into a lease agreement on March 7, 2014 to lease from an independent third party a cultivation facility of approximately 26,700 square feet (“Custer Lease”) for a term of five years commencing on April 1, 2014. Lease payments are scheduled to be $29,200 per month for the first twelve months of the lease, and then are scheduled to be $27,500 per month for the subsequent 12 months, $28,325 per month for the subsequent 12 months, $29,170 per month for the subsequent 12 months and $30,035 per month for the final 12 months of the lease. Under the terms of the Custer Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property, and we are obligated to pay a security deposit of $29,200 which was due and paid upon the execution of the Custer Lease. We have the option to renew the Custer Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the Custer Lease. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We sublease this cultivation facility to an unrelated third party. Collections from the sublease of the Custer cultivation facility is recognized on a monthly basis, as the user is charged for the amount of the sublease, as reduction of rent and other occupancy costs. Under the terms of the sublease to the unrelated third party, the payments are scheduled to be $20,000 from January 1, 2015 through June 30, 2015, $51,200 from July 1, 2015 through December 31, 2015, and $35,600 from January 1, 2016 through March 31, 2019

We entered into a lease agreement on April 1, 2014 to lease from an independent third party a cultivation facility of approximately 65,000 square feet (“51st Ave Lease”) for a term of five years and nine months. The terms of the 51st Ave Lease stipulates the payment of $15,000 per month, prorated if necessary, until such time that the Lessor is able to deliver a Certificate of Occupancy, which occurred on August 1, 2014. Thereafter, lease payments are scheduled to be $176,456 per month for the first six months of the lease, and then are scheduled to be $221,833 per month for the subsequent 24 months, $231,917 per month for the subsequent 12 months, $242,000 per month for the subsequent 12 months and $247,041 per month for the final 12 months of the lease. Under the terms of the 51st Ave Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property and we are obligated to pay a security deposit in the total amount $150,000, two thirds of which has been paid, with the remaining $50,000 due by December 1, 2014. We have the option to renew the 51st Ave Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the 51st Avenue Lease. The Lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants.. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We sublease this cultivation facility to an affiliated entity under the terms of a Master Service Agreement for a term of five years and nine months in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, and (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the 51st Avenue cultivation facility is recognized on a monthly basis as the user is charged for the amount of the sublease

We entered into a lease agreement on April 22, 2014 to lease from an independent third party a cultivation facility of approximately 38,000 square feet (“Nome Lease”) for a term of seven years. We entered into a modification of the Nome lease on December 1, 2014, wherein the lease was modified to extend the lease term through April 30, 2025; and, the lease payments were modified to be $88,616 per month for the five months ending April 30 2015, and then are scheduled to be $90,207, $91,799, $93,390, $94,981, $73,578, $75,169, $76,761, 78,352, and then $79,943 per month for the final 12 months of the lease. As more fully described in Note 8 herein, the modification of the lease included the cancellation of the $750,000 note payable to the lessor for the financing of tenant improvements, and the extension of an additional $800,000 to be used by us for future tenant improvements. The amount of tenant improvement financing provided by the lessor is to be amortized over the extended term of the modified lease as a component of the monthly lease payments. Under the terms of the Nome Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property, and we are obligated to pay a security deposit of $133,679 one half of which was due and paid upon the execution of the Nome Lease, the final half was due and payable 30 days after the commencement date. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants.  We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We sublease this cultivation facility to an affiliated entity under the terms of a Master Service Agreement for a term of seven years in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the Nome cultivation facility is recognized on a monthly basis as the user is charged for the amount of the sublease.

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

Future minimum payments for these leases are:
For the twelve Months Ending April 30,
2016	2017	2018	2019	2020	Thereafter
$4,390,800	$4,545,200	$4,736,000	$4,290,200	$1,270,100	$5,561,600

Note 5 – Issuance of Shares:

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

	Three Months Ended April 30,		Year Ended January 31,
	2015	2014	2015
Income tax expense (benefit)
Current:
Federal	$(579,936)	$13,205	$(794,474)
State	(70,106)	(3,536)	(96,812)
Deferred income tax expense benefit	(650,042)	9,670	(891,286)
Valuation allowance	650,042	(9,670)	891,682
Provision	$-	$-	$-

We have a net operating loss carryforward for financial statement reporting purposes of $2,090,075 from the year ended January 31, 2015.

Note 7 – Notes Payable:

Notes payable consisted of the following:

	April 30, 2015			January 31, 2015
	Current	Long Term	Total	Current	Long Term	Total
Convertible notes	$-	$1,800,000	$1,800,000	$-	$550,000	$-
Mortgage	180,249	308,129	488,378	170,955	356,830	527,785
Tenant improvement loan	190,615	1,036,960	1,227,575	167,534	1,099,690	1,267,224
	$370,864	$3,145,089	$3,515,953	$338,489	$2,006,520	$2,345,009

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

The amount of principal and interest payments on the notes for the five year period ending April 30, 2020 are, as follows:

	April 30,
	2016	2017	2018	2019	2020
Convertible notes – interest only	$493,200	$369,900	$-	$-	$-
Convertible notes – principal	-	1,800,000	-	-	-
Mortgage	232,000	232,000	184,000	-	-
Tenant improvement loan	528,700	528,700	528,700	528,700	-
	$1,235,900	$2,930,600	$712,700	$528,700	$-

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

We presently provide these branding and fulfillment services to the nine retail marijuana outlets and two grow facilities (the “Affiliated Entities”) owned by Mr. Phillips.

The following shows the monthly fees we receive, and expect in the future to receive, for providing branding and fulfillment services to the retail outlets and grow facilities:

Retail Outlets:	Branding, Marketing and Administrative	Accounting/ Compliance

The Sanctuary (1)	$4,500	$5,500
The Annie (1)	$4,500	$2,500
The Ridge	$4,500	$5,500
The Spring	$4,500	$2,500
The Retreat	$4,500	$5,500
The Shelter	$4,500	$5,500
The Grove (1)	$4,500	$5,500
The Haven (1)	$4,500	$5,500
The Range	$4,500	$5,500

Cultivation Facilities:
51st Avenue	$15,000	$5,500
Bryant Street	$10,000	$5,500
Nome (2)	$-	$-

(1)	This outlet also houses a small cultivation facility.

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

The Company did not begin operations until January 1, 2014, when it began providing branding and fulfillment services to the cultivation facilities operated by Shawn Phillips and the retail stores owned by Mr. Phillips, an officer and director of the Company (collectively the “Affiliated Entities”).  As a result, comparison of the Company’s operating results for the three month ended April 30, 2015, with any prior period would not be meaningful.  As of June 19, 2015 the Company was not providing services to any other entities.

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

	Three Months Ended April 30,		Projected for the Twelve Months Ending April 30,
	2015	2014	2016
Subleasing	$1,223,400	$107,200	$4,900,000
Branding, marketing, accounting and compliance fees	270,000	240,000	1,100,000
Nutrient sales	205,900	189,000	850,000
	$1,699,300	$536,200	$6,850,000

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

Shawn Phillips is the sole owner of Rocky Mountain Farmacy, Inc. (“RMF”), one or our Affiliated Entities, which operates The Retreat medical marijuana dispensary.  In November 2014, Mr. Phillips submitted an application to the Colorado Marijuana Enforcement Division (“MED”) to permit the 51st Avenue cultivation facility to supply The Retreat with medical marijuana.  On June 11, 2015, the State Licensing Authority issued grounds for a denial of the application, based upon the belief of the MED that the Company and persons other than Mr. Phillips are indirect and/or beneficial owners of RMF and should have been included on the application.  Since the denial was just recently received, legal counsel has not had adequate time to evaluate the merits of the grounds for such denial. Mr. Phillips has requested a hearing to address the issue with the MED.

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

The future minimum amounts we are required to pay under the terms of these five leases (which we refer to as our “Operating Leases”) are shown below.

	Lease Payments Due During the Twelve Months Ending April 30,
	2016	2017	2018	2019	2020	Thereafter

Custer	$330,800	$340,700	$350,900	$300,400	$-	$-
Nome (1)	1,082,500	1,101,600	1,120,700	1,139,800	882,900	3,722,700
51st	2,682,200	2,803,200	2,914,100	2,470,400	-	-
Bryant	295,300	299,700	350,300	379,600	387,200	1,838,900
	$4,390,000	$4,545200	$4,736,000	$4,290,200	$1,270,100	$5,561,600

(1)	Amounts are based upon terms of lease amended on December 1, 2014. See Note 4 to the financial statements included as part of this report.

Beginning January 1, 2015, we subleased the Custer facility to an independent third party for a five year period on a triple-net-lease-basis. Pursuant to the terms of the sublease, the subtenant will pay monthly rent according to the following schedule:

Period
Monthly Rent	Beginning	Ending

$20,000	1-1-15	6-30-15
$51,200	7-1-15	12-31-15
$35,600	1-1-16	3-31-19

Liquidity and Capital Resources

Between March 15, 2014 and August 19, 2014, the Company sold 2,224,700 units, at a price of $1.00 per unit, to a group of private investors.  Each unit consisted of one share of the Company’s common stock and one warrant.  Every two warrants entitle the holder to purchase one share of the Company’s common stock at a price of $5.00 per share at any time prior to January 31, 2019.  When the Company acquired the remaining shares of Strainwise, the Company exchanged its warrants for the outstanding Strainwise warrants. The warrants issued by the Company had the same terms as the Strainwise warrants.

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

Any of the following are an event of default which would cause all amounts due the lenders to become immediately due and payable:

●	the Company fails to make any interest payment when due; or

●	the Company breaches any representation, warranty or covenant or defaults in the timely performance of any other obligation in its agreements with the lenders.

The loan proceeds were used to pay general and administrative expenses.

The future minimum payments under the terms of the Company’s material contractual obligations are shown below.

	For the Twelve Months Ending April 30,
	2016	2017	2018	2019	2020	Thereafter

Corporate office	$68,200	$35,500	$-	$-	$-	$-
Operating leases	4,390,800	4,545,200	4,736,000	4,290,200	1,270,100	5,561,600
Mortgage (1)	232,000	232,000	184,000	-	-	-
Tenant Improvement loan (1)	528,700	528,700	528,700	528,700	-	-
Convertible loans:
Interest	493,200	369,000	-	-	-	-
Principal (2)	-	2,000,000	-	-	-	-
	$5,712,900	$7,710,400	$5,448,700	$4,818,900	$1,270,100	$5,561,600

(1)	Includes principal and interest payments.

(2)	Includes $200,000 received subsequent to April 30, 2015.

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

Item 4.  Controls and Procedures.

(a)      The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure.  As of April 30, 2015, the Company’s Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company’s disclosure controls and procedures were effective.

(b)      Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2015, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

June 25 , 2015	STRAINWISE, INC.

	By:	/s/ Shawn Phillips
Shawn Phillips, Chief Executive Officer

June 25 , 2015	By:	/s/ Erin Phillips
Erin Phillips, Chief Financial and Accounting Officer