Form 10-Q
period 2015-07-31
Strainwise, Inc.
filed 2015-09-21
CIK 1400683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [ ] Quarterly Report Pursuant To Section 13 or 15(d) of the
                        Securities Exchange Act Of 1934

                  For the quarterly period ended July 31, 2015

             [ ] Transition Report Under Section 13 or 15(d) of the
                        Securities Exchange Act Of 1934

             For the transition period from __________ to __________

                        Commission file number: 000-52825

                                 STRAINWISE, INC
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

              Utah                                     20-8980078
  ----------------------------             ---------------------------
(State or other jurisdiction of          (I.R.S Employer Identification
      organization)                             incorporation or No.)

                        1350 Independence St., Suite 300
                               Lakewood, CO 80215
                    ----------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (303) 736-2442
                            -----------------------
                (Issuer's telephone number, including area code)

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

Large accelerated filer [ ]                 Accelerated filer [ ]
Non-accelerated filer [ ]                   Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,147,217 shares of common stock as of September 19, 2015.

                                STRAINWISE, INC.


                          INTERIM FINANCIAL STATEMENTS

        For the three and six month periods ended July 31, 2015 and 2014




                                   (UNAUDITED)

                                STRAINWISE, INC.
                            CONDENSED BALANCE SHEETS

                                                     (Unaudited)
                                                      July 31,       January 31,
                                                        2015            2015
                                                     -----------     -----------

ASSETS
 Current assets:
    Cash                                                $ 4,821       $  674,495
    Due from affiliated entities, net of collection
     allowance reserve of $2,744,269 and $2,375,533
     at July 31and January 31, 2015, respectively             -                -
        Prepaid expenses and other assets                42,811            9,512
                                                    -----------     -----------
     Total current assets                                47,632          684,007
Tenant improvements and office equipment, net of
   accumulated amortization and depreciation of
   $239,313 and $96,574 at July 31
   and January 31, 2015, respectively                 1,504,972        1,647,710
  Commercial operating property, net of accumulated
   amortization of $14,667 and $5,641 at July 31
   and January 31, 2015, respectively                   645,333          654,359
   Prepaid expenses and other assets                    421,542          346,187
  Deposit on cultivation equipment                       75,000                -
  Trademark, net of accumulated amortization of
     $1,159 and
      $793 at July 31 and January 31, 2015,
     respectively                                         9,851           10,217
                                                     -----------     -----------
      Total assets                                   $2,704,330      $ 3,342 480
                                                     ===========     ===========

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
LIABILITIES

  Current liabilities:
    Accounts payable                                 $  246,478       $  156,416
    Accrued interest payable                             42,466                -
    Current portion of tenant allowance note and
mortgage payable                                        352,948          338,489
                                                     -----------     -----------
     Total current liabilities                          641,892          494,405
    Note payable for tenant allowances                1,047,888        1,099,690
    Mortgage payable                                    255,971          356,830
   Convertible notes payable                          2,000,000          550,000
    Deferred rent and interest payable discount         848,683          416,573
                                                     -----------     -----------
             Total liabilities                        4,794,434        2,917,998

COMMITMENTS AND CONTENGENCIES
STOCKHOLDERS' (DEFICIT) EQUITY

  Common stock, no par value, 100,000,000 shares
  authorized,
      27,147, 217 issued and outstanding at July 31
  and
       January 31, 2015, respectively                         -                -
   Additional Paid in Capital                         2,509,325        2,509,325
   Retained (deficit)                                (4,599,429)     (2,084,843)
                                                     -----------     -----------
    Total stockholder's equity (deficit)             (2,090,104)         424,482
                                                     -----------     -----------
     Total liabilities and stockholders' equity
(deficit)                                            $2,704,330       $3,342,480
                                                     ===========    ============


                             See accompanying notes.

                                STRAINWISE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Six Months Ended        Three Months Ended
                                          July 31,                 July 31,
                                       2015       2014           2015       2014
                                       ----       ----           ----       ----

Revenues from affiliated entities
  Cultivation facilities usage fees $2,416,965  $  560,794    $1,193,57    $ 453,627
   Sale of nutrient supplies           314,071     361,947      108,159      172,905
   Fulfillment services fees           450,000     480,000      180,000      240,000
                                    ----------  ----------    ---------   ----------
                                     3,181,036   1,402,741    1,481,738      866,532
Consulting services                      2,000           -            -            -
                                    ----------  ----------    ---------   ----------
        Total                        3,183,036   1,402,741    1,481,738      866,532

Operating costs and expenses
  Collection reserve for amounts
  due from
        Affiliated Entities          1,392,384          -       448,735            -
  Rent and other occupancy           2,190,320    406,280     1,033,914      328,234
  Compensation                          53,418    626,690       325,878      384,979
  Professional, legal and
   consulting                          562,423     40,620       260,281       14,297
  Nutrient purchases                   241,593    190,498        83,199       91,002
    Depreciation and amortization      152,131     59,481        73,100       36,921
  General and administrative            89,446     58,858        21,361       27,671
                                   -----------  ---------     ---------   ----------
       Total operating costs
        and expenses                 5,281,715  1,382,427     2,246,467      879,804
                                   -----------  ---------     ---------   ----------
Income (loss) from operations       (2,098,679)    20,314      (764,730)     (13,272)

Other costs and expenses
   Loss on early extinguishment
    of debt                                  -    (96,000)            -      (96,000)
   Interest expense                   (415,907)   (72,928)     (235,682)     (33,210)
                                   ------------ ----------    ----------  -----------
Loss before taxes on income         (2,514,586)  (145,614)   (1,000,412)    (142,482)
Provision for taxes on income                -          -             -            -
Net loss                           $(2,514,586) $(145,614)  $(1,000,412)  $ (142,482)
                                    =========== =========   ===========   ==========

Basic and fully diluted loss
  per common share                 $  ( 0.0926) $ (0.0030)  $   (0.0369)  $  (0.0065)
Basic and fully diluted weighted
   average number of shares
   outstanding                      30,102,489 20,930,000    30,561,136   21,687,418
                                   =========== ==========    ==========   ===========

                              See accompanying notes.


                                  STRAINWISE, INC.
                         CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)


                                               Six Months Ended      Six Months Ended
                                                 July 31, 2015         July 31, 2014

Cash flows from operating activities:
  Net (loss)                                       $(2,514,586)         $   (145,614)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Increase in amounts due from affiliates                      -              (255,949)
Increase in prepaid expenses and other assets         (108,654)             (322,987)
Depreciation and amortization                          151,765                59,144
Increase in accounts and accrued interest
  payable                                              132,528                36,845
Increase in deferred rent                              432,110                31,890
Decrease in trademark                                      366                   366
                                                   -----------          ------------

  Net cash flow used in operating activities        (1,906,471)             (596,671)
Cash flows from investing activities:
  Investment in commercial operating building                -              (660,000)
  Deposit on equipment                                 (75,000)             (515,344)
                                                   -----------          ------------

    Net cash flow used in investing activities         (75,000)           (1,175,344)
Cash flows from financing activities:
    Proceeds from common stock subscriptions                 -             1,847,200
   Common stock issued upon conversion of
   Convertible note payable                                  -               293,000
     Proceeds from mortgage                                  -               595,000
     Payments on mortgage                              (66,861)                    -
     Payments on tenant improvement loan               (71,342)                    -
     Proceeds from series of convertible notes
      payable                                        1,450,000                     -
     Proceeds from convertible note payable,
      inclusive of discount of $45,000                       -               895,000
     Payments on convertible notes payable                   -              (895,000)
                                                   -----------          ------------
Net cash flows from financing activities             1,311,797             2,735,200
                                                   -----------          ------------
Net cash flows                                        (669,674)              963,185
Cash and equivalent, beginning of period               674,495                   100
                                                   -----------          ------------
Cash and equivalent, end of period                 $     4,821           $   963,285
                                                 =============          ============

Supplemental cash flow disclosures:
   Cash paid for interest                          $   373,441           $    72,928
                                                 =============          ============

   Cash paid for income taxes                      $         -           $         -
                                                 =============          ============



                              See accompanying notes.

                                STRAINWISE, INC.
                 Notes to the Unaudited Financial Statements
                                  July 31, 2015

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

The Company was established to provide sophisticated Fulfillment Services to medical and retail stores, and cultivation facilities in the regulated cannabis industry throughout the United States. Such Fulfillment Services would only be provided to stores and facilities located in geographical areas where the governing state and local ordinances allow for the unfettered provisions of such services.

The Fulfillment Services that we currently are able to provide are summarized, as follows:

     o Branding, Marketing and Administrative Consulting Services: Customers may contract with us to use the Strainwise name, logo and affinity images in their retail store locations. A monthly fee permits our branding customer to use the Strainwise brand at one specific location. In addition, we will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate. This includes services to establish an efficient, predictable production process, as well as nutrient recipes for consistent and appealing marijuana strains.

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

     o Compliance Services: The rules, regulations and state laws governing the production, distribution and retail sale of marijuana can be complex, and compliance may prove cumbersome. Thus, customers may contract with us to implement a compliance process, based upon the number and type of licenses and permits for their specific business. We provide this service on both an hourly rate and stipulated monthly fee.

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

We do NOT grow marijuana plants, produce marijuana infused products, sell marijuana plants and or sell marijuana infused products of any nature.

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

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents. Under current banking regulations, not all marijuana centric entities are afforded normal banking privileges. As of September 21, 2015 we did not maintain a corporate bank account at any federally or state charted banking institution.

Prepaid expenses and other assets - The Company pays rent in advance of the rental period. The Company records the carrying amount as of the balance sheet date of rental payments made in advance of the rental period; such amounts are charged against earnings within one year. The Company also capitalizes any prepaid expenses related to the reverse merger.

The amount of prepaid expenses and other assets as of July 31and January 31, 2015 is $464,353 and $355,699, respectively. Current prepaid expenses and other assets are comprised of the following:

                                               July 31,        January 31,
                                                2015             2015
                                             -----------     -----------
    Prepaid rent                              $   39,956      $        -

    Prepaid insurance                              2,855           9,512
                                             -----------     -----------
                                              $   42,811      $    9,512
                                             ===========     ===========

Noncurrent prepaid expenses and other assets are comprised of the following:

                                               July 31,        January 31,
                                                 2015             2015
                                           --------------     -------------
    Prepaid rent                              $   83,308        $   83,308
    Security deposits                            312,879           262,879
    Investment in fifty percent owned
    entity                                        25,355                 -
                                           --------------     -------------
                                              $  421,542        $  346,187
                                           ==============     =============

Included in Prepaid Expenses and Other Assets is an advance that represents a fifty percent ownership by the Company in an unconsolidated subsidiary. The Company will account for its ownership in the unconsolidated subsidiary on the equity method of accounting, but as of July 31, 2015, such entity had no operations or activities on which to report.

Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of commodity price or interest rate market risks.

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

Commercial Operating Property - On July 26, 2014 we purchased a commercial property that was previously leased by one of our affiliates, which we have leased back to the affiliate. The commercial property consists of land and a building that contains both a retail store and a grow facility. We have allocated $440,000 and $220,000 of the purchase price to the cost of land and to the cost of the improvements to the building, respectively. The cost of the improvements to the building will be depreciated on a straight line method over
27.5  years,  which  we  believe  is the  useful  life  of  this  asset.

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

                                                    July 31,        January 31,
                                                     2015              2015
                                                 --------------     -----------
Tenant improvements:

  Upgrades of HVAC systems                           $ 659,586      $  659,586
  Upgrades of electrical generators  and power
    equipment                                          468,589         468,589
  Structural improvements                              468,400         468,400
  Fire suppression, alarms and surveillance
    systems                                             59,258          59,258
Office equipment:
  Computer equipment                                    41,200          41,200
  Office furniture and fixtures                         22,251          22,251
  Machinery                                             25,000          25,000
                                                 --------------     -----------
                                                     1,744,284       1,744,284
  Accumulated amortization and depreciation          (239,313)        (96,574)
                                                 --------------     -----------
                                                    $1,504,972      $1,647,710
                                                 ==============     ===========

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense for the six months and three months ended July 31, 2015 and 2014 was $142,739 and $59,415, and $67,890 and $36,738, respectively.

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

Trademarks - Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Accumulated amortization was $1,159 and $793 at July 31 and January 31, 2015, respectively, and consisted of the following at July 31, 2015:

                                Gross Carrying     Accumulated
                                    Amount        Amortization          Net
                                 -------------    ------------    -------------
             Trademarks             $11,010          $1,159           $ 9,851
                                 =============    ============   ==============

Deferred Rent - The Company recognizes rent expense from operating leases on the straight-line basis. Differences between the expense recognized and actual payments are recorded as deferred rent.

Revenue recognition - Up until June 30, 2015, revenue has been recognized on an accrual basis as earned under terms of Fulfillment Services contracts ("Master Service Agreements") that we entered into with two cultivation facilities and nine retail stores (five of which sell both recreation and medical marijuana to the public, three of which on sell medical marijuana to the public, and one of which only sells recreation marijuana to the public) ("Affiliated Entities") that are owned by Shawn Phillips, the former Chief Executive Office and a former director of the Company Revenue from Affiliated Entities has been recognized as follows:

     o Branding, Marketing and Administrative Services Revenue: Under the terms of a ten year Master Service Agreement, we allowed the Affiliated Entities to use the Strainwise brand for both retail and marketing purposes at their respective location, plus we provided administrative services to assist the employees of the Affiliated Entity to operate the business of that related location, Also, under a long term Master Service Agreement, we provided administrative and management services to assist employees of Affiliated Entities to operate their grow facilities. We charged the Affiliated entities a monthly fee of approximately $4,500 a month for the branding, marketing and administrative services, and $4,500 to $20,000 for grow facility services; and, since there was no additional milestone that needed to be met, other than actually providing the services, in accordance with ASC 605, the revenue was recognized on a monthly basis in accordance with the terms of the applicable Master Service Agreement.

     o Accounting and Financial Services Revenue: Under the terms of a ten year Master Service Agreement, we provided the Affiliated Entities with a fully implemented general ledger system, coupled with an industry centric chart of accounts, which enabled their management to readily monitor and manage all accounting and financial facets of a marijuana medical dispensary, retail store and/or grow facility. Under the terms of the Master Service Agreement we also provided bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings. Under the terms of the Master Service Agreement, we provided the above described accounting and financial services for a monthly fee of $3,000; and, since there was no additional milestone that needed to be met, other than actually providing the above described services, in accordance with ASC 605, the revenue was recognized on monthly basis in accordance with the terms of the applicable Master Service Agreement.

     o Compliance Services Revenue: Under the terms of a ten year Master Service Agreement, we provided the Affiliated Entities with a compliance process that included the preparation and filing of state, city and municipal applications and renewals of licenses in accordance with the rules, regulations and state laws governing the production, distribution and retail sale of marijuana. We provided this service to our Affiliate Entities under the terms of a Master Service Agreement for a monthly fee of $2,500 per month; and, since there was no additional milestone that needed to be met, other than actually providing the above described services, in accordance with ASC 605, the revenue was recognized on a monthly basis in accordance with the terms of the applicable Master Service Agreement.

     o Nutrient Sales: Under the terms of a ten year Master Service Agreement, we served as a sole source nutrient purchasing agent and distributor for the Affiliated Entities, with pricing based upon our bulk purchasing power. We charged the affiliated entities for nutrients supplied to them at the cost of the nutrients, plus a premium of between thirty to ninety percent. Since there was no additional milestone that needed to be met, other than actually buying and delivering the above nutrients to the Affiliated Entities, in accordance with ASC 605, the revenue was recognized in the month in
          which  the  nutrients  were  actually   delivered  to  the  Affiliated
          Entities.

     o Grow Facilities Revenue: Under the terms of a ten year Master Service Agreement, we leased grow facilities and equipment for a period equal to the term of the underlying lease with an independent, third party lessor in an amount equal to the sum of (i) the monthly lease payment,
          (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) plus a premium of forty percent. Since there was no additional milestone that needed to be met, other than actually leasing the facilities and equipment to the respective Affiliated Entity, in accordance with ASC 605, the revenue was recognized in the month in which the lease payments were made by us to the respective independent, third party lessor.

Subsequent to June 30, 2015, Shawn Phillips, the owner of and license holder for all of the Affiliated Entities, made the decision, with concurrence of the management of the Company, to cancel all of the above-referenced Master Service Agreements. Such cancellation was deemed advisable by Mr. Phillips and management of the Company in light of the uncertainty of the right of the Company to supply such Fulfillment Services in the state of Colorado. Such uncertainty was created by allegations contained in a "Notice of Grounds for Denial of Retail Marijuana License Application and Notice of Duty to Respond" ("Grounds for Denial") issued to one of the Affiliated Entities on June 11, 2015. Until such time as impact on the method of operations of the Affiliated Entities in conjunction with the Company is resolved, as more fully described in
Note 10 - Contingencies herein, we discontinued providing Fulfillment Services to the Affiliated Entities. We will, however, continue to lease two cultivation facilities and one retail store location, to the Affiliated Entities under long term subleases. Revenue from the three subleases to the Affiliated Entities will be recognized on a straight line basis over the term of the sublease.

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

Note 2 - Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We have incurred net losses of $4,599,247 since inception and have not achieved profitable operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of our securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. Additionally, the unknown financial consequences that might occur as a result of the "Notice of Grounds for Denial of Retail Marijuana License Application and Notice of Duty to Respond" issued to one of the Affiliated Entities, as more fully described in
Note 10 herein, may make it unlikely that the Company would be able to attract new capital or financing, or achieve a sustainable level of profitability. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Related Party Transactions and Collection Reserve for Amounts Due From Affiliated Entities:

Substantially all of our revenues to date have been derived from long term contracts with the Affiliated Entities that are majority owned by our former Chief Executive Officer, who is also the husband of our majority owner and President. Note that all terms and contracts between the Company and the Affiliated Entities are determined by related parties and these terms can change at any time. Related party revenue was $3,181,036 and $1,402,741, respectively, for the six months ended July 31, 2015 and 2014, and $1,699,298 and $536,209, respectively, for the three months ended July 31, 2015 and 2014. We had $0.0 accounts receivable from Affiliated Entities, net of a collection allowance reserve in the amount of $2,744,269 and 2,375,533, as of July 31 and January 31, 2015, respectively.

The Company made an investment in cultivation facilities that we sublease to our Affiliated Entities. The cultivation facilities presently produce more product than can be sold by the medical and recreational dispensaries and stores operated by the Affiliated Entities. As a result, the Affiliated Entities have costs in excess of revenue, a negative production variance, that are estimated to continue until the Affiliated Entities are able to add several new dispensaries or retail stores that fully utilize the production capacity. Although the Affiliated Entities have been able to pay us approximately $6,306,626 of the $9,050,895 billed to them through July 31, 2015, there is no assurance that they will be able to generate enough positive cash flow to repay the full amount they presently owe to us. Thus, a reserve in the amount of $2,744,269 has been recorded to recognize the uncertainty of collecting the full amount presently owed to us from the Affiliated Entities.

Note 4 - Operating Leases:

The Company entered into a lease agreement with an affiliate for our corporate office needs. The lease is for a 31 month period, commenced in January 2014 for 6,176 square feet at an annual rate of $64,848 for the first twelve months, $67,936 for the subsequent 12 months, and $41,431 for the subsequent 7 months paid monthly, through January 31, 2016. This lease to the Company is on the same terms and conditions as is the direct lease between the affiliate and the independent lessor. Consequently, we believe that the lease terms to the Company are comparable to lease terms the Company would receive directly from third party lessors in our market, because the related party terms mirror the terms of the direct lease between the independent, third party lessor and the affiliated entity.

We entered into a lease agreement on April 1, 2014 to lease from an independent third party a cultivation facility of approximately 65,000 square feet ("51st Ave Lease") for a term of five years and nine months. The terms of the 51st Ave Lease stipulates the payment of $15,000 per month, prorated if necessary, until such time that the Lessor is able to deliver a Certificate of Occupancy, which occurred on August 1, 2014. Thereafter, lease payments are scheduled to be $176,456 per month for the first six months of the lease, and then are scheduled to be $221,833 per month for the subsequent 24 months, $231,917 per month for the subsequent 12 months, $242,000 per month for the subsequent 12 months and $247,041 per month for the final 12 months of the lease. Under the terms of the 51st Ave Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property and we are obligated to pay a security deposit in the total amount $150,000, two thirds of which has been paid, with the remaining $50,000 due by December 1, 2014. We have the option to renew the 51st Ave Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the 51st Avenue Lease. The Lessor provided all of the tenant improvements that enable the continuous cultivation of marijuana plants in the facility. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We subleased this cultivation facility to an Affiliated Entity under the terms of a Master Service Agreement up until June 30, 2015, at which time the Master Service Agreement with the Affiliated Entity that operates the cultivation facility was terminated. The term of the Master Service Agreement was for five years and nine months in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, and (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the 51st Avenue cultivation facility has been recognized on a monthly basis, as the user is charged for the amount of the sublease. On July 1, 2015, upon the cancellation of the related Master Service Agreement, we entered into a sublease with the Affiliated Entity that holds the license to operate the 51st Avenue cultivation facility. The term of the sublease is for the remainder of the term of the original lease, payable in the monthly lease amounts of $302,400 from July 1, 2015 through December 31, 2016 (an 18 month period), and then will be increased commensurate with the increases in the lease amounts payable to the lessor, as deemed appropriate, on a triple net lease basis.

We entered into a lease agreement on April 22, 2014 to lease from an independent third party a cultivation facility of approximately 38,000 square feet ("Nome Lease") for a term of seven years. We entered into a modification of the Nome lease on December 1, 2014, wherein the lease was modified to extend the lease term through April 30, 2025; and, the lease payments were modified to be $88,616 per month for the five months ending April 30 2015, and then are scheduled to be $90,207, $91,799, $93,390, $94,981, $73,578, $75,169, $76,761, 78,352, and then
$79,943 per month for the final 12 months of the lease. As more fully described in Note 8 herein, the modification of the lease included the cancellation of the $750,000 note payable to the lessor for the financing of tenant improvements, and the extension of an additional $800,000 to be used by us for future tenant improvements. The amount of tenant improvement financing provided by the lessor is to be amortized over the extended term of the modified lease as a component of the monthly lease payments. Under the terms of the Nome Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property, and we are obligated to pay a security deposit of $133,679 one half of which was due and paid upon the execution of the Nome Lease, the final half was due and payable 30 days after the commencement date. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants at this cultivation facility. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. As of the date of the issuance of these financial statements, no cultivation facility occupies this real property, and we are actively seeking a subleases to an independent third party.

We entered into a lease agreement on September 11, 2014 to lease a cultivation facility of approximately 20,000 square feet ("Bryant St. Lease") for a term of ten years. During the first 12 months of the lease, lease payments are scheduled to be $23,984 for the first four months and 24,531 for the next eight months, and then are scheduled to be $24,647, $25,140, $31,221, $31,845, $32,483,
$33,132, $33,794, $34,470, and $35,160 for the second through the tenth year of the lease, respectively. We are not required to provide any security deposits or first and last month's rental amounts. We have an option to purchase the building for $2,400,000 at any time during the first 36 months of the lease, provided that we deliver a purchase option notice to the Lessor prior to the end of the 33rd month of the lease. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 370 grow lights. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We subleased this cultivation facility to an Affiliated Entity under the terms of a Master Services Agreement up until June 30, 2015, at which time the Master Service Agreement with the Affiliated Entity that operates the cultivation facility was terminated. The term of the Maser Service Agreement was for a period of 10 years in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the Bryant Street cultivation facility was recognized on a monthly basis as the user was charged for the amount of the sublease. On July 1, 2015, upon the cancellation of the related Master Service Agreement, we entered into a sublease with the Affiliated Entity that holds the license to operate the Bryant Street cultivation facility. The term of the sublease is for the remainder of the term of the original lease, payable in the monthly lease amounts of $36,970 from July 1, 2015 through December 31, 2015, and then $37,710, $43,709, $46,831, $47,767,
$48,723,  $49,698,  $50,691,  $51,705,  and $52,740 in each subsequent  calendar year, respectively, on a triple net lease basis.

            For the twelve Months Ending July 31,
--------------------------------------------------------------
   2016         2017          2018        2019         2020       Thereafter
------------  ----------    ----------  ----------  -----------   ----------
 $4,044,900   $4,120,000   $4,327,500   $4,386,300  $3,006,200    $4,218,600
============  ==========   ===========  ==========  ===========   ==========

Note 5 - Issuance of Shares:

Through a private offering of our common stock at $1 per share, we collected $2,224,700 from subscribers, as of January 31, 2015, for 2,224,700 shares of our common stock. Coupled with the 293,000 common shares issued in connection with the conversion of the convertible note described in Note 7 herein, the issuance of 198,333 shares of common stock as stock based compensation to employees described in Note 8 herein, and the Share Exchange described in Note 1 herein, the total number of shares of common stock issued and outstanding at July 31, 2015 was 27,147,217shares.

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

                                    Six Months               Three Months
                                  Ended July 31,             Ended July 31,
                             ---------------------------------------------------
                                2015          2014        2015          2014
                             ------------  -----------  ----------   -----------
Income tax expense(benefit):
  Current:
    Federal                   $(952,033)    $(39,016)   $(372,097)    $(52,222)
    State                      (116,425)     (10,277)     (46,319)       (6,741)
                             ------------  -----------  ----------   -----------
Deferred income tax expense
  (benefit):                 (1,068,458)     (49,293)    (418,416)      (58,963)
Valuation allowance           1,068,458       49,293      418,416        58,963
                             ------------  -----------  ----------   -----------
Provision                     $       -     $      -     $      -     $       -
                             ============  ===========  ==========   ===========

We have a net operating loss carryforward for financial statement reporting purposes of $2,014,624 and $76,351 from the years ended January 31, 2015 and 2014, respectively

Note 7 - Notes Payable:

Notes payable consisted of the following:

                         July 31 2015                        January 31, 2015
              -----------------------------------   ----------------------------------
                            Long                                   Long
              Current       Term         Total       Current      Term         Total
              ---------  -----------  -----------   ----------  ----------  -----------
Convertible   $      -   $2,000,000   $2,000,000        -         550,000      550,000
 notes
Mortgage       204,953      255,971      460,894      170,955     356,830      527,785
Tenant
 improvement   147,995    1,047,888    1,195,883      167,534   1,099,690    1,267,244
              ---------  -----------  -----------   ----------  ----------  -----------
              $352,948   $3,303,859   $3,656,807     $338,489   $2,006,520  $2,345,009
              =========  ===========  ===========   ==========  ==========  ===========

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

On January 31, 2015, the Company issued three convertible notes totaling up to $2,500,000, of which $2,000,000 had been received by the Company at July 31, 2015. The convertible notes are being funded by the noteholders in varying amounts from approximately $250,000 to $550,000 per month. The convertible notes are unsecured, have an interest rate of 25%, with the interest is payable monthly. The principal amount of the convertible notes is due twenty-four months from the date of the funding. At any time prior to the due date of the convertible notes, the unpaid principal amount of the convertible note, plus any accrued but unpaid interest, may be converted into common stock of the Company at a per-share price of $1 per share. The convertible loans are personally guaranteed by Shawn Phillips, a former officer of the Company, and Erin Phillips, the President and a majority shareholder of the Company.

On July 26, 2014 the Company entered into a mortgage payable for the purpose of purchasing a commercial operating property that contains a cultivation facility and retail store, which we lease to one of our Affiliated Entities. The amount of the mortgage is $595,000, has a three year term, and has no stated rate of interest. In accordance with ASC 835-30, we imputed an interest rate for the mortgage payable of 21.36%. The mortgage is payable in varying amounts from $11,000 to $36,000 per month, which includes interest at a stated amount of $6,000 per month, with a balloon payment of $126,000 due in the thirty-sixth month of the term. We account for the mortgage on a straight line basis with an imputed monthly payment of principal and interests in the amount of $22,301 per month. The difference between the imputed monthly payment amount and actual payment amounts is recorded as an increase or decrease to deferred interest expense, at the time a monthly payment is made.

On December 31, 2014, we entered into a modification of the Nome operating lease agreement ("Nome Lease") which included financing for certain tenant improvements. The Nome Lease stipulates that the Company retains ownership of the tenant improvements, so accordingly, the Company recorded a long-lived asset and a corresponding liability for the amount of tenant improvement financing. The tenant improvement financing is being amortized over a 60 month period, at an imputed annual interest rate of 29%. Monthly payments on the tenant financing is included as a component of the monthly lease payment. The lease is guaranteed by Shawn Phillips, a former officer and affiliate of the Company.

The amount of principal and interest payments on the notes for the five year period ending July 31, 2020 are, as follows:


                                                         July 31,
                                   -----------------------------------------------------
                                      2016        2017       2018       2019      2020
                                   ----------  ----------  ---------  ---------  -------
Convertible notes - interest only  $ 509,600   $ 254,800   $      -   $      -   $    -

Convertible notes - principal              -   2,000,000          -          -        -
Mortgage                             232,000     232,000    184,000          -        -
Tenant improvement loan              528,700     528,700    528,700     396505        -
                                   ---------   ---------   --------   --------   ------
                                  $1,270,300  $3,015,500   $712,700   $396,500   $    -
                                   ==========  ==========  =========  =========  =======


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

In anticipation of fully implementing the Company's business plan, management of the Company met with representatives of the Colorado Marijuana Enforcement Division (the "MED") in August 2014 and presented the structure of the Company and its business plan for providing services to the Affiliated Entities. Subsequent to the meeting, over 60 license applications for the cultivation and sale of marijuana were approved and licenses were granted to Shawn Phillips, while he was also serving as the Company's Chief Executive Officer, and while his wife, Erin Phillips, maintained her position an officer and the principal shareholder of the Company.

Up until June 30, 2015, the Company provided Fulfillment Services to the Affiliated Entities. Effective June 30, 2015, Shawn Phillips, the owner of and license holder for all of Affiliated Entities, made the decision, with concurrence of the management of the Company, to cancel all of the above referenced Master Service Agreements. The termination of the Agreements was considered advisable since, in June 2015, the Colorado State Licensing Authority issued a Grounds for Denial to one of the Affiliated Entities owned by Mr. Phillips. The Grounds for Denial was based upon the belief of the Colorado Marijuana Enforcement Division (the "MED") that the Company and persons other than Mr. Phillips have a direct or indirect ownership or financial interest in the cultivation facility and dispensary owned by Mr. Phillips and should have been included on the application.

As a result of the denial of Mr. Phillips' application, all applications for the renewal of existing licenses owned by the Affiliated Entities, have been placed in a "Continuation" status, pending the resolution of the license application.

Continuation status enables a licensee to continue to operate, but the licensee operates without an actual current license.

Mr. Phillips is attempting to work with the MED in order to resolve this situation. However, if a resolution of the denial of his application is not reached, Mr. Phillips has advised the Company that it is his intention to appeal the denial of his application.

If Mr. Phillips is not able to reach a mutually acceptable resolution with respect to his application, or if he is not successful in appealing the denial, the allegations of the MED could possibly affect all of the licenses under which the Affiliated Entities operate and possibly result in the cancellation of all of the licenses held by the Affiliated Entities. Although the ultimate outcome of this matter cannot be determined at this time, a failure to reach an acceptable resolution might negatively impact the ability of the Company to continue operating as a going concern.

Note 11 - Discontinued Operations

As more fully described in Note 10 - Contingencies above, we discontinued providing Fulfillment Services to the Affiliated Entities on June 30, 2015.

The summarized discontinued operating results for the three and six months ended July 31, 2015 and 2014, respectively, and the year ended January 31, 2015 are, as follows:

                      Six Months Ended  Three Months Ended      Year Ended
                       July 31, 2015      July 31, 2015      January 31, 2015
                      ----------------  ------------------  -------------------
  Revenues                $ 764,100          $288,200            $2,369,100
  Expenses                1,146,800           499,500             1,465,500

There were no components of major assets and liabilities associated with the discontinued operations at July 31, 2015 and January 31, 2015.

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

In anticipation of fully implementing the Company's business plan, management of the Company met with representatives of the Colorado Marijuana Enforcement Division (the "MED") in August 2014 and presented the structure of the Company and its business plan for providing services to the retail marijuana outlets and marijuana cultivation facilities (the "Affiliated Entities") owned by Shawn Phillips, a former officer and director. Subsequent to the meeting, over 60 license applications for the cultivation and sale of marijuana were approved and licenses were granted to Mr. Phillips, while he was also serving as the Company's Chief Executive Officer, and while his wife, Erin Phillips, maintained her position an officer and the principal shareholder of the Company.

Mr. Phillips, is the sole owner of Rocky Mountain Farmacy, Inc. ("RMF"), one of the Affiliated Entities, which operates The Retreat and the Shelter marijuana dispensaries. In November 2014, Mr. Phillips submitted an application to the MED for a retail license for RMF to permit the 51st Avenue cultivation facility to supply recreational marijuana. On June 11, 2015, the State Licensing Authority issued a "Notice of Grounds for Denial of Retail Marijuana License Application and Notice of Duty to Respond" ("Grounds for Denial"). The Grounds for Denial were based upon the belief of the MED that the Company and persons other than Mr. Phillips have a direct or indirect ownership or financial interest in RMF, and such should have been included on the application.

As a result of the denial of Mr. Phillips' application, all applications for the renewal of existing licenses owned by the Affiliated Entities, have been placed in a "Continuation" status, pending the resolution of the license application. Continuation status enables a licensee to continue to operate, but the licensee operates without an actual current license.

Mr. Phillips is attempting to work with the MED in order to resolve this situation. However, if a resolution of the denial of his application is not reached, Mr. Phillips has advised the Company that it is his intention to appeal the denial of his application.

If Mr. Phillips is not able to reach a mutually acceptable resolution with respect to his application, or if he is not successful in appealing the denial, the allegations of the MED could possibly affect all of the licenses under which the Affiliated Entities operate and possibly result in the cancellation of all of the licenses held by the Affiliated Entities. Although the ultimate outcome of this matter cannot be determined at this time, a failure to reach an acceptable resolution might negatively impact the ability of the Company to continue operating as a going concern.

Prior to July 1, 2015, the Company provided the following services to the Affiliated Entities pursuant to separate Master Service Agreements:

     o    Branding, Marketing and Administrative Consulting Services

     o    Accounting and Financial Services

     o    Compliance Services

     o    Nutrient Supplier

Subsequent to June 30, 2015, Shawn Phillips, the owner of and license holder for all of the Affiliated Entities, made the decision, with concurrence of the management of the Company, to cancel all of the above referenced Master Service Agreements. Such cancellation was deem advisable by Mr. Phillips and management of the Company in light of the uncertainty of the right of the Company to supply such Fulfillment Services in Colorado. Such uncertainty was created by allegations contained in the Grounds for Denial issued to one of the Affiliated Entities on June 11, 2015.

Until such time as the impact on the method of operations of the Affiliated Entities is resolved, we have discontinued providing Fulfillment Services to the Affiliated Entities. We will, however, continue to lease two cultivation facilities and one retail store to the Affiliated Entities under long term subleases. Revenue from the three subleases to the Affiliated Entities will be recognized on a straight line basis over the term of the sublease.

As of September 19, 2015 the Company was not providing the services listed above to any person.

As of September 19, 2015, the cultivation facilities operated by the Affiliated Entities had the capacity to provide enough product to supply approximately 15 to 20 marijuana dispensaries. However, as of September 19, 2015, the Affiliated Entities had only nine dispensaries and the cultivation facilities were not selling product to any other marijuana dispensaries. As a result, the cultivation facilities are operating at a loss and are unable to pay the Company the amounts owed pursuant to their subleases with the Company. Although the marijuana dispensaries owned by the Affiliated Entities are operating at a profit, the dispensaries are not able to currently pay all of the amounts billed to them by the Company, since the profits from the dispensaries are being used to fund the operating losses of the cultivation facilities.

The Company estimates that if the cultivation facilities were able to supply an additional five dispensaries (whether operated by the Affiliated Entities or others) the cultivation facilities would be able to begin making lease payments to the Company. The Affiliated Entities have paid the Company approximately $6,306,626 of the amounts billed to them between January 16, 2014 and July 31, 2015, including $3,181,306 billed during the six months ended July 31, 2015. However, there is no assurance that the Affiliated Entities will be able to generate enough cash to pay the $2,744,269 presently owed to the Company at July 31, 2015 and, as a result, the receivable from the Affiliated Entities at July 31, 2015 has been reserved in the amount of $2,744,269 and charged to expense.

Following the closing of Nome facility on May 12, 2015, the employees that had been hired by the Affiliated Entities to operate the facility were terminated.

As a result of terminating substantially all of the Company's employees in connection with the cancellation of all of the Master Service Agreements in June 2015 with the Affiliated Entities described above, the operating expenses of the Company have been substantially reduced. As of September 19, 2015, the Company's operating expenses, excluding payments required for its operating leases, were approximately $116,000 per month, the primary components of which are interest expense, compensation for Erin Phillips, the Company's President, and compensation for the Company's employees and consultants.

Leases/Subleasing

As of September 19, 2015 we were leasing three properties in the Denver Metropolitan area. We sublease two of the properties to the Affiliated Entities for their marijuana cultivation and growing operations. The subleases with the Affiliated Entities expire on the same date (generally between December 2019 and December 2023) as our leases with the owners of these properties. We charge the Affiliated Entities in amount that approximates a premium of from 36% to $40% of the amount we pay the lessors of these properties. The third property (known as the "Nome" property) is fully built out and is available for use as a cultivation and growing facility. However, the Affiliated Entities have not been able to obtain sufficient licenses from the state of Colorado to allow for sufficient production levels for the facility to be economically viable. As a result, the Nome facility was closed on May 12, 2015. We are attempting to sublease this facility to unrelated third parties.

None of the persons leasing these facilities to us are affiliated with us in any way. We believe the terms of our subleases are comparable to those which we could have obtained from unrelated third parties.

The future minimum amounts we are required to pay under the terms of these leases (which we refer to as our "Operating Leases") are shown below.

                 Lease Payments Due During the Twelve Months Ending July 31,
            ----------------------------------------------------------------
               2016       2017        2018       2019       2020    Thereafter
               ----       ----        ----       ----       ----    ----------
 51st      $2,662,000  $2,712,400  $2,833,400  $2,470,400 $1,729,300 $       -

 Bryant       295,600     301,200     368,600     381,500    389,200  1,671,200

 Nome (1)   1,087,300   1,106,400   1,125,500   1,075,600    887,700  2,547,400
             --------- ----------  ----------   ---------   --------  ---------
           $4,044,900  $4,120,000  $4,327,500  $4,386,300 $3,006,200 $4,218,600
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

In July 2014 the Company purchased a 5,000 square foot commercial building for $660,000. The building, which is located at 5110 Race Street in Denver, Colorado, houses a retail marijuana dispensary and a small cultivation facility which are owned by Shawn Phillips. The retail dispensary (known as "the Sanctuary") and cultivation facility are leased to one of the Affiliated Entities. The purchase price was paid with cash of $60,000 and a loan of $600,000, which is payable in varying amounts from $11,000 to $36,000 per month, with a final payment of $126,000 due on August 1, 2017.

As of July 31, 2015, three unrelated third parties collectively loaned the Company $2,000,000. The loans bear interest at 25% per year, are unsecured, and are due and payable on January 31, 2017. Interest-only payments are due each month, and at the option of the lenders, the loans can be converted into shares of the Company's common stock at the rate of $1.00 per share.

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


                                   For the Twelve Months Ending July 31,
                        ----------------------------------------------------------
                        2016      2017        2018         2019      2020    Thereafter
                        ----      ----        ----         ----      -----   ----------
Corporate office     $  65,900  $  68,900  $  17,800          -          -           -
Operating leases     4,044,900  4,120,000  4,327,500  4,386,300  3,006,200   4,218,600
Mortgage (1)           232,000    358,000                     -          -           -
Tenant Improvement
loan (1)               528,700    528,700    528,700    396,500          -           -
Convertible loans:
    Interest           509,600    254,800          -          -          -           -
    Principal                -  2,000,000          -          -          -           -
                    -------------------------------------------------------------------
                    $5,381,100 $7,330,400 $4,874,000 $4,782,800 $3,006,200  $4,218,600

(1)  Includes principal and interest payments.

The Company plans to fund its operations and contractual requirements through fees received for, subleasing cultivation facilities to Affiliated Entities and through consulting services to independent third parties.

The Company may need to raise enough capital to fund its operations until it is able to earn a profit. The Company does not know what the terms of any future capital raising may be but any future sales of the Company's equity securities will dilute the ownership of existing stockholders and could be at prices below the market price of the Company's common stock. The inability of the Company to obtain the capital which it requires may result in the failure of the Company. The Company does not have any commitments from any person to provide the Company with capital.

Trends

The factors that will most significantly affect the Company's future operating results, liquidity and capital resources will be:

     o    The ability of the Company to find new sources of revenue;

     o    Government regulation of the marijuana industry;

     o    Revision of Federal banking  regulations  for the marijuana  industry;
          and

     o Legalization of recreational marijuana in states other than Colorado, Washington, Alaska Oregon and the District of Columbia.

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

Item 4.  Controls and Procedures.

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of July 31, 2015, the Company's
Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2015, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

Item 6.  Exhibits

Exhibits
--------

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


                                STRAINWISE, INC.



September 21, 2015              By: /s/ Erin Phillips
                                    -----------------------------------------
                                    Erin Phillips, Principal Executive
                                      and Financial Officer