Form 10-Q
period 2015-10-31
Strainwise, Inc.
filed 2015-12-21
CIK 1400683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     [ ] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
                              Exchange Act Of 1934

                 For the quarterly period ended October 31, 2015

   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act Of 1934

             For the transition period from __________ to __________

                        Commission file number: 000-52825

                                 STRAINWISE, INC
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

           Utah                                         20-8980078
  ----------------------------              -------------------------------
(State or other jurisdiction of           (I.R.S Employer Identification No.)
 incorporation or organization)

                        1350 Independence St., Suite 300
                               Lakewood, CO 80215
                    -----------------------------------------
          (Address of principal executive offices, including Zip Code)

        (303) 736-2442 (Issuer's telephone number, including area code)

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

Large accelerated filer  [ ]           Accelerated filer  [ ]
Non-accelerated filer  [ ]             Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes? [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,147,217 shares of common stock as of December 1, 2015. STRAINWISE, INC.

                          INTERIM FINANCIAL STATEMENTS

      For the three and nine month periods ended October 31, 2015 and 2014




                                   (UNAUDITED)

                                STRAINWISE, INC.
                            CONDENSED BALANCE SHEETS

                                                     (Unaudited)      (Audited)
                                                     October 31,     January 31,
                                                        2015            2015
                                                     -----------     -----------
ASSETS
 Current assets:
    Cash                                                 $3,536         $674,495
    Due from Regulated Entities, net of collection
     allowance reserve              of $3,155,515
     and $2,375,533 at October 31and January 31,
         2015, respectively                                   -                -
        Prepaid expenses and other assets                 3,210            9,512
                                                     -----------     -----------
     Total current assets                                 6,746          684,007
Tenant improvements and office equipment, net of
   accumulated amortization and depreciation of
   $59,461and $96,574 at
       October 31 and January 31, 2015, respectively     79,701        1,647,710
  Commercial operating property, net of accumulated
   amortization of $18,667 and $5,641 at October 31
   and January 31, 2015, respectively                   641,333          654,359
   Prepaid expenses and other assets                    150,000          346,187
  Deposit on cultivation equipment                       75,000                -
  Equity method investment in unconsolidated              25,00                -
  Trademark, net of accumulated amortization of
     $1,342 and
      $793 at October 31 and January 31, 2015,
     respectively                                         9,668           10,217
                                                     -----------     -----------
      Total assets                                     $987,448       $3,342 480
                                                     ===========     ===========

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
LIABILITIES
  Current liabilities:
    Accounts payable                                   $262,175         $156,416
    Accrued interest payable                             42,466                -
    Current portion of tenant allowance note and
      mortgage payable                                  200,380          338,489
                                                    -----------      -----------
     Total current liabilities                          505,021          494,405
    Note payable for tenant allowances                        -        1,099,690
    Mortgage payable                                    202,820          356,830
   Convertible notes payable                          2,000,000          550,000
    Deferred rent and interest payable discount         873,524          416,573
                                                     -----------     -----------
             Total liabilities                        3,581,365        2,917,998
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value, 100,000,000 shares
  authorized,
      27,147, 217 issued and outstanding at October
  31 and
       January 31, 2015, respectively                         -                -
   Additional Paid in Capital                         2,509,325        2,509,325
   Retained (deficit)                                (5,103,250)     (2,084,843)
                                                     -----------    ------------
    Total stockholder's equity (deficit)             (2,593,925)         424,482
                                                     -----------    ------------
     Total liabilities and stockholders'
       equity (deficit)                                $987,448       $3,342,480
                                                     ===========    ============


                             See accompanying notes.

                                STRAINWISE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                     Nine Months Ended       Three Months Ended
                                         October 31,             October 31,
                                     2015          2014        2015         2014
                                  -----------  -----------  ----------  ----------
  Revenues
     Lease income from
      Regulated Entities          $3,480,090  $ 1,978,984  $1,063,125   $1,418,190
  Consulting services                  2,000       33,000           -       33,000
                                  -----------  -----------  ----------  ----------
          Total                    3,482,090    2,011,984   1,063,125    1,451,190
  Operating costs and expenses
    Collection reserve for
     amounts due from Regulated
     Entities                      1,412,234            -      19,850            -
  Rent and other occupancy         3,119,985    1,561,811     929,665    1,155,531
  Compensation                       424,743      342,900     154,995      264,300
  Professional, legal and
   consulting                        233,992      167,121     121,508      156,966
      Depreciation and amortization  200,623      115,540      48,126       56,059
  General and administrative          40,762       23,626      23,626       (5,803)
                                  -----------  -----------  ----------  ----------
       Total operating costs
        and expenses               5,432,339    2,210,998   1,297,382     1627,053
                                  -----------  -----------  ----------  ----------
  Loss from continuing operations (1,950,249)    (199,014)   (234,257)    (175,863)
  Other costs and expenses
   Loss on early extinguishment
    of debt                                -      (93,000)          -            -
  Loss on cancellation of lease
    and related tenant improvment
    loan                             (62,503)           -     (62,503)           -
         Interest expense           (622,968)    (138,928)   (207,061)     (66,000)
                                  -----------  -----------  ----------  ----------
  (Loss) from continuing
     operations before taxes
     on income                    (2,635,720)    (430,942)   (503,821)    (241,863)
  Provision for taxes on income            -            -                        -
                                  -----------  -----------  ----------  ----------
  Loss from continuing
    operations, net of tax        (2,635,720)    (430,942)   (503,821)    (241,863)
  Gain (Loss) from discontinued
    operations, net of tax          (382,687)     620,803           -      453,474
                                  -----------  -----------  ----------  ----------
           Net Loss              $(3,018,407)    $189,861   $(503,821)    $274,573
                                  ===========  ===========  ==========  ==========

  Basic and fully diluted
    loss per common share
   Continuing operations             $(0.097)     $(0.019)    $(0.019)     $(0.010)
                                  ===========  ===========  ==========  ==========
    Discontinued operations           $0.014       $0.028     $     -       $0.011
                                  ===========  ===========  ==========  ==========
  Basic and fully diluted weighted
     average number of shares
     outstanding                  30,630,701   22,563,151  27,147,217   24,421,014
                                  ===========  ===========  ==========  ==========


                             See accompanying notes.

                                STRAINWISE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                   Nine                 Nine
                                               Months Ended         Months Ended
                                               October 31,          October 31,
                                                   2015                 2014
                                              --------------        ------------

Cash flows from operating activities:
  Net (loss)                                    $(3,018,407)           $189,861
Adjustments to reconcile net loss to net
cash used in operating activities:
  Increase in amounts due from affiliates                 -          (1,067,279)
  (Increase)  decrease  in prepaid  expenses        196,187            (363,314)
   and other assets
  Increase in deferred taxes payable                      -              52,814
  Depreciation and amortization                     200,074             115,540
  Increase in accounts and accrued  interest        148,225             344,867
   payable
  Increase in deferred rent                         456,007             203,928
  Decrease in trademark                                 549                   -
                                              ---------------      -------------
    Net cash flow used in operating
     activities                                  (2,016,055)           (523,583)
Cash flows from investing activities:
     Investment in tenant improvements and
      office equipment                                    -          (2,203,266)
     Investment in commercial operating
      building                                            -            (660,000)
     Investment in unconsolidated subsidiary        (25,000)
   Deposit on equipment                             (75,000)           (255,000)
                                              ---------------     --------------
            Net cash flow  used in  investing      (100,000)         (3,118,266)
activities
Cash flows from financing activities:
     Proceeds from common stock subscriptions             -           2,517,700
   Note payable for tenant improvements                                 739,729
     Proceeds from mortgage                               -             565,160
     Cancellation of lease and tenant
       improvement loan                             216,537                   -
     Payments on mortgage                          (124,585)                  -
     Payments on tenant improvement loan           (102,063)                  -
     Proceeds from series of convertible
       notes payable                              1,450,000                   -
     Proceeds from convertible note payable,
       inclusive                                          -             895,000
        of discount of $45,000
     Payments on convertible notes payable                -            (895,000)
                                              ---------------      -------------
  Net cash flows from financing activities         1,439,526          3,822,589
                                              ---------------     --------------
Net cash flows                                     (670,959)            180,740
Cash and equivalent, beginning of period             674,495                100
                                              ---------------      -------------
Cash and equivalent, end of period                    $3,536           $180,840
                                              ===============     ==============

Supplemental cash flow disclosures:

   Cash paid for interest                           $580,502           $117,666
                                              ===============     ==============

   Cash paid for income taxes                       $      -           $      -
                                              ===============     ==============


                             See accompanying notes.

                                STRAINWISE, INC.
                   Notes to the Unaudited Financial Statements
                                October 31, 2015

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

     o Accounting and Financial Services: For a monthly fee, we provide our customers with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary and cultivation facility. We provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings.

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

     o Nutrient Supplier: We presently are a bulk purchaser of nutrients and other cultivation supplies for the sole purpose of growing marijuana. As a result, we are able to make bulk purchases with price breaks, based upon volume. We serve as a sole source nutrient purchasing agent and distributor with pricing based upon our bulk purchasing power.

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

Basis of presentation - The unaudited interim financial statements of Strainwise, Inc. (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2015 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended October 31, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016.

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

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents. Under current banking regulations, not all marijuana centric entities are afforded normal banking privileges. And thus, because of our perceived association with the Regulated Entities, we have not been able to maintain a corporate bank account at any federally or state charted banking institution.

Prepaid expenses and other assets - The Company pays rent in advance of the rental period. The Company records the carrying amount as of the balance sheet date of rental payments made in advance of the rental period; such amounts are charged against earnings within one year. The Company also capitalized any prepaid expenses related to the reverse merger.

The amount of prepaid expenses and other assets as of October 31 and January 31, 2015 is $153,210 and $355,699, respectively. Current prepaid expenses and other assets are comprised of the following:

                                          October 31,     January 31,
                                             2015            2015
                                          ------------   --------------
       Current
         Prepaid insurance                  $   3,210         $  9,512
       Noncurrent

         Prepaid rent                               -           83,308

         Security deposits                    150,000          262,879
                                          ------------   --------------
                                              150,000          346,187
                                          ------------   --------------
                                            $ 153,210        $ 355,699
                                          ============   ==============

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

Commercial Operating Property - On October 26, 2014 we purchased a commercial property that was previously leased by one of our affiliates, which we have leased back to the affiliate. The commercial property consists of land and a building that contains both a retail store and a grow facility. We have allocated $440,000 and $220,000 of the purchase price to the cost of land and to the cost of the improvements to the building, respectively. The cost of the improvements to the building will be depreciated on a straight line method over
27.5 years, which we believe is the useful life of this asset.

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

                                                    October 31,      January 31,
                                                       2015             2015
                                                 --------------     -----------
Tenant improvements:

  Upgrades of HVAC systems                             $     -      $  659,586
  Upgrades of electrical generators  and power
equipment                                                    -         468,589
  Structural improvements                               48,511         468,400
    Fire suppression, alarms and surveillance
systems                                                      -          59,258
Office equipment:
  Computer equipment                                    41,200          41,200
  Office furniture and fixtures                         24,450          22,251
  Machinery                                             25,000          25,000
                                                 --------------     -----------
                                                       139,161       1,744,284
  Accumulated amortization and depreciation           (59,461)        (96,574)
                                                 --------------     -----------
                                                     $  79,701      $1,647,710
                                                 ==============     ===========

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the nine months and three months ended October 31, 2015 and 2014 was $187,048 and $49,215, and $73,821 and
$22,667, respectively.

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

Investment in Unconsolidated Entity

The Company acquired a 50% interest in SentinelStainwise, LLC ("SSL") in June 2015 for $25,000. We account for our investment SSL using the equity method based on the ownership interest. Accordingly, the investment was recorded at cost, and adjustments to the carrying amount of the investment to recognize our share of the earnings or losses of SSL are made in each reporting period. To date, SSL has not begun operations, and thus at October 31, 2015 there are no adjustments to the carrying amount. Additionally, in accordance with Accounting Standard Codification 810-10, Consolidation-Overall, we evaluated the fair value our investment in SLL and determined that there no adjustment required to the carrying amount of our original investment

Long-Lived Assets - In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Trademarks - Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Accumulated amortization was $1,342 and $793 at October 31 and January 31, 2015, respectively, and consisted of the following at October 31, 2015:

                                    Gross
                                   Carrying        Accumulated
                                    Amount        Amortization          Net
                                 -------------    ------------    --------------

             Trademarks             $11,010          $1,342           $ 9,668
                                 =============    ============    ==============

Deferred Rent - The Company recognizes rent expense from operating leases on the straight-line basis. Differences between the expense recognized and actual payments are recorded as deferred rent.

Revenue recognition - Until June 30, 2015, revenue had been recognized on an accrual basis as earned under terms of Fulfillment Services contracts ("Master Service Agreements") that we entered into with two cultivation facilities and nine retail stores (five of which sell both recreation and medical marijuana to the public, three of which on sell medical marijuana to the public, and one of which only sells recreation marijuana to the public) ("Regulated Entities") that are owned by Shawn Phillips, the former Chief Executive Office and a former director of the Company. Revenue from Regulated Entities has been recognized as follows:

     o Branding, Marketing and Administrative Services Revenue: Under the terms of a ten year Master Service Agreement, we allowed the Regulated Entities to use the Strainwise brand for both retail and marketing purposes at their respective locations, plus we provided administrative services to assist the employees of the Regulated Entity to operate the business of that related location, Also, under the terms of the Master Service Agreements, we provided administrative and management services to assist employees of the Regulated Entities in the operation of the grow facilities. We charged the Regulated Entities a monthly fee of approximately $4,500 a month for the branding, marketing and administrative services, and $4,500 to $20,000 for grow facility services; and, since there was no additional milestone that needed to be met, other than actually providing the services, in accordance with ASC 605, the revenue was recognized on a monthly basis in accordance with the terms of the applicable Master Service Agreement.

     o Accounting and Financial Services Revenue: Under the terms of a ten year Master Service Agreement, we provided the Regulated Entities with a fully implemented general ledger system, coupled with an industry centric chart of accounts, which enabled their management to readily monitor and manage all accounting and financial facets of a marijuana medical dispensary and/or grow facility. Under the terms of the Master Service Agreement we also provided bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings We provided these services for a monthly fee of $3,000; and, since there was no additional milestone that needed to be met, other than actually providing the above described services, in accordance with ASC 605, the revenue was recognized on monthly basis in accordance with the terms of the applicable Master Service Agreement.

     o Compliance Services Revenue: Under the terms of a ten year Master Service Agreement, we provided the Regulated Entities with a compliance process that included the preparation and filing of state, city and municipal applications and renewals of licenses in accordance with the rules, regulations and state laws governing the production, distribution and retail sale of marijuana. We provided this service to our Regulated Entities under the terms of Master Service Agreements for a monthly fee of $2,500 per month; and, since there was no additional milestone that needed to be met, other than actually providing the above described services, in accordance with ASC 605, the revenue was recognized on a monthly basis in accordance with the terms of the applicable Master Service Agreement.

     o Nutrient Sales: Under the terms of a ten year Master Service Agreement, we served as a sole source nutrient purchasing agent and distributor for the Regulated Entities, with pricing based upon our bulk purchasing power. We charged the Regulated Entities for nutrients supplied to them at the cost of the nutrients, plus a premium of between thirty to ninety percent. Since there was no additional milestone that needed to be met, other than actually buying and delivering the nutrients to the Regulated Entities, in accordance with ASC 605, the revenue was recognized in the month in which the nutrients were actually delivered to the Regulated Entities.

     o Grow Facilities Revenue: Under the terms of a ten year Master Service Agreement, we leased grow facilities and equipment for a period equal to the term of the underlying lease with an independent, third party lessor in an amount equal to the sum of (i) the monthly lease payment,
          (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) plus a premium of forty percent. Since there was no additional milestone that needed to be met, other than actually leasing the facilities and equipment to the respective Regulated Entity, in accordance with ASC 605, the revenue was recognized in the month in which the lease payments were made by us to the respective independent, third party lessor.

Subsequent to June 30, 2015, Shawn Phillips, the owner of and license holder for all of the Regulated Entities, made the decision, with the concurrence of the management of the Company, to cancel all of the above referenced Master Service Agreements. Such cancellation was deemed advisable by Mr. Phillips and management of the Company in light of the uncertainty of the right of the Company to supply such Fulfillment Services in Colorado. Such uncertainty was created by allegations contained in a "Notice of Grounds for Denial of Retail Marijuana License Application and Notice of Duty to Respond" ("Grounds for Denial") issued to one of the Regulated Entities on June 11, 2015. Until such time as impact on the method of operations of the Regulated Entities in conjunction with the Company is resolved, as more fully described in Note 10 - Contingencies herein, we discontinued providing Fulfillment Services to the Regulated Entities. We will, however, continue to provide real property to two cultivation facilities and to one retail store, which also contains a small cultivation facility, under long term subleases. Revenue from the three leases to the Regulated Entities are recognized on a straight line basis over the term of the sublease.

Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. Since our inception there have been no differences between our comprehensive loss and net loss.

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

Note 2 - Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, we have not achieved profitable operations, and have losses of $1,947,735, net of a $3,155,515 collection reserve for amounts due from the Regulated Entities. Our losses to date raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of our securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. Additionally, the unknown financial consequences that might occur as a result of the "Notice of Grounds for Denial of Retail Marijuana License Application and Notice of Duty to Respond" ("Grounds for Denial') issued to one of the Regulated Entities, as more fully described in Note 11 herein, may make it unlikely that the Company would be able to attract new capital or financing, or achieve a sustainable level of profitability. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Related Party Transactions and Collection Reserve for Amounts Due From Regulated Entities:

Substantially all of our revenues to date have been derived from long term contracts with the Regulated Entities that are majority owned by our former Chief Executive Officer, who is also the husband of our majority owner and President. Note that all terms and contracts between the Company and the Regulated Entities are determined by related parties and these terms can change at any time. Related party revenue was $4,244,161 and $3,546,501, respectively, for the nine months ended October 31, 2015 and 2014, and $1,063,125 and $2,143,760, respectively, for the three months ended October 31, 2015 and 2014. We had $0.0 accounts receivable from Regulated Entities, net of a collection allowance reserve in the amount of $3,155,515 and 2,375,533, as of October 31 and January 31, 2015, respectively.

On June 30, 2015, Shawn Phillips, the owner of and license holder for all of the Regulated Entities made the decision, with concurrence of the management of the Company, to cancel all of the above referenced Master Service Agreements. Such cancellation was deem advisable by Mr. Phillips and management of the Company in light of the uncertainty of the right of the Company to supply such Fulfillment Services in the state of Colorado. Concurrent with the cancellation of the Master Service Agreements, the Company layed off substantially all of its employees.

We made an investment in cultivation facilities that we sublease to the Regulated Entities. Through September 30, 2015, the Company leased to the Regulated Entities approximately 123,000 square feet of cultivation facilities. It was estimated that the cultivation facilities had the capacity to provide enough product to supply approximately 15 to 20 marijuana dispensaries. However, as a result of the Grounds for Denial described above, one of the cultivation facilities, the Nome facility, with approximately 38,000 square feet, fully built-out, was not granted a license to operate, and thus, was never occupied. Plus, because of the Grounds for Denial, the Regulated Entities have not been able to obtain licenses to operate any new dispensaries, in addition to the nine that the Regulated Entities presently operate. As a result, the cultivation facilities are operating at a loss, and are unable to pay the Company the amounts owed pursuant to their subleases with the Company. Although the marijuana dispensaries owned by the Regulated Entities are operating at a profit, the dispensaries are not able to currently pay all of the amounts billed to them by the Company, since the profits from the dispensaries are being used to fund the operating losses of the cultivation facilities.

Therefore, in order to reduce costs, the Nome facility was closed on May 12, 2015, and the employees that had been hired by the Regulated Entities to operate the facility were terminated. On September 30, 2015, with the consent of the owner of the Nome property, the Company's lease for this property was terminated, and the associated tenant improvement loan was cancelled. We wrote off assets comprised of tenant improvements, security deposits and prepaid lease amounts in the aggregate of $1,792,910 and wrote off related balances comprised of a tenant improvement loan, deferred lease payments and accumulated amortization of leasehold improvements in the aggregate amount of $1,576,374. We received cash back from the lessor in the amount of $59,558, as the net return of certain deposits, after $94,475 was retained by the lessor as payment of the lease for the month in which the lease was cancelled. We recognized a loss on the cancellation of this lease in the amount of $62,503.

Although the Regulated Entities have been able to pay us approximately $6,958,475, of the $10,114,020 billed to them through October 31, 2015, there is no assurance that they will be able to generate enough positive cash flow to repay the full amount they presently owe to us. Thus, a reserve in the amount of $3,155,515 and $2,375,533 as of October 31, and January 31, 2015 has been recorded to recognize the uncertainty of collecting the full amount presently owed to us from the Regulated Entities.

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

We entered into a lease agreement on April 1, 2014 to lease from an independent third party a cultivation facility of approximately 65,000 square feet ("51st Ave Lease") for a term of five years and nine months. The terms of the 51st Ave Lease stipulates the payment of $15,000 per month, prorated if necessary, until such time that the Lessor is able to deliver a Certificate of Occupancy, which occurred on August 1, 2014. Thereafter, lease payments are scheduled to be $176,456 per month for the first six months of the lease, and then are scheduled to be $221,833 per month for the subsequent 24 months, $231,917 per month for the subsequent 12 months, $242,000 per month for the subsequent 12 months and $247,041 per month for the final 12 months of the lease. Under the terms of the 51st Ave Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property and we are obligated to pay a security deposit in the total amount $150,000, two thirds of which has been paid, with the remaining $50,000 due by December 1, 2014. We have the option to renew the 51st Ave Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the 51st Avenue Lease. The Lessor provided all of the tenant improvements that enable the continuous cultivation of marijuana plants in the facility. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We subleased this cultivation facility to a Regulated Entity under the terms of a Master Service Agreement up until June 30, 2015, at which time the Master Service Agreement with the Regulated Entity that operates the cultivation facility was terminated. The term of the Master Service Agreement was for five years and nine months in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, and (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the 51st Avenue cultivation facility has been recognized on a monthly basis, as the user is charged for the amount of the sublease. On October 1, 2015, upon the cancellation of the related Master Service Agreement, we entered into a sublease with the Regulated Entity that holds the license to operate the 51st Avenue cultivation facility. The term of the sublease is for the remainder of the term of the original lease, payable in the monthly lease amounts of $302,400 from October 1, 2015 through December 31, 2016 (an 18 month period), and then will be increased commensurate with the increases in the lease amounts payable to the lessor, as deemed appropriate, on a triple net lease basis.

We entered into a lease agreement on April 22, 2014 to lease from an independent third party a cultivation facility of approximately 38,000 square feet ("Nome Lease") for a term of seven years. We entered into a modification of the Nome lease on December 1, 2014, wherein the lease was modified to extend the lease term through April 30, 2025; and, the lease payments were modified to be $88,616 per month for the five months ending April 30 2015, and then are scheduled to be $90,207, $91,799, $93,390, $94,981, $73,578, $75,169, $76,761, 78,352, and then
$79,943 per month for the final 12 months of the lease. As more fully described in Note 8 herein, the modification of the lease included the cancellation of the $750,000 note payable to the lessor for the financing of tenant improvements, and the extension of an additional $800,000 to be used by us for future tenant improvements. The amount of tenant improvement financing provided by the lessor is to be amortized over the extended term of the modified lease as a component of the monthly lease payments. Under the terms of the Nome Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property, and we are obligated to pay a security deposit of $133,679 one half of which was due and paid upon the execution of the Nome Lease, the final half was due and payable 30 days after the commencement date. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants at this cultivation facility. We accounted for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. The Regulated Entities were not been able to obtain sufficient licenses from the state of Colorado to allow for sufficient production levels for the facility to be economically viable. As a result, the Nome facility was closed on May 12, 2015 and the employees that had been hired by the Regulated Entities to operate the facility were terminated. On September 30, 2015, with the consent of the owner of the Nome property, the Company's lease for this property was terminated and the associated tenant improvement loan was cancelled. We wrote off assets comprised of tenant improvements, security deposits and prepaid lease amounts in the aggregate of $1,792,910 and wrote off related balances comprised of a tenant improvement loan, deferred lease payments and accumulated amortization of leasehold improvements in the aggregate amount of $1,576,374. We received cash back from the lessor in the amount of $59,598, as the net return of certain deposits, after $94,475 was retained by the lessor as payment of the lease for the month in which the lease was cancelled. We recognized a loss on the cancellation of this lease in the amount of $62,503.

We entered into a lease agreement on September 11, 2014 to lease a cultivation facility of approximately 20,000 square feet ("Bryant St. Lease") for a term of ten years. During the first 12 months of the lease, lease payments are scheduled to be $23,984 for the first four months and 24,531 for the next eight months, and then are scheduled to be $24,647, $25,140, $31,221, $31,845, $32,483,
$33,132, $33,794, $34,470, and $35,160 for the second through the tenth year of the lease, respectively. We are not required to provide any security deposits or first and last month's rental amounts. We have an option to purchase the building for $2,400,000 at any time during the first 36 months of the lease, provided that we deliver a purchase option notice to the Lessor prior to the end of the 33rd month of the lease. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 370 grow lights. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We subleased this cultivation facility to a Regulated Entity under the terms of a Master Services Agreement up until June 30, 2015, at which time the Master Service Agreement with a Regulated Entity that operates the cultivation facility was terminated. The term of the Maser Service Agreement was for a period of 10 years in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the Bryant Street cultivation facility was recognized on a monthly basis as the user was charged for the amount of the sublease. On October 1, 2015, upon the cancellation of the related Master Service Agreement, we entered into a sublease with a Regulated Entity that holds the license to operate the Bryant Street cultivation facility. The term of the sublease is for the remainder of the term of the original lease, payable in the monthly lease amounts of $36,970 from October 1, 2015 through December 31, 2015, and then $37,710, $43,709, $46,831,
$47,767,  $48,723,  $49,698,  $50,691,  $51,705,  and $52,740 in each subsequent calendar year, respectively, on a triple net lease basis.

Future minimum payments for these leases are:

          For the twelve Months Ending October 31,
----------------------------------------------------
   2016         2017          2018        2019         2020     Thereafter
------------  ----------    ----------  ----------  ----------- ----------
 $3,028,482   $3,056,507   $3,239,567   $3,327,749  $1,379,261  $1,572,408
============  ==========   ===========  ==========  =========== ==========

Note 5 - Issuance of Shares:

Through a private offering of our common stock at $1 per share, we collected $2,224,700 from subscribers, as of January 31, 2015, for 2,224,700 shares of our common stock. Coupled with the 293,000 common shares issued in connection with the conversion of the convertible note described in Note 7 herein, the issuance of 198,333 shares of common stock as stock based compensation to employees described in Note 8 herein, and the Share Exchange described in Note 1 herein, the total number of shares of common stock issued and outstanding at October 31, 2015 was 27,141,217shares.

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

The Company adopted the provisions of ASC 740, "Income Taxes" on October1, 2007. FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. The components of the income tax provision are as follows:

                                   Nine Months               Three Months
                                Ended October 31,          Ended October 31,
                             ---------------------------------------------------
                                2015          2014        2015          2014
                             ------------  -----------  ----------   -----------
Income tax expense
(benefit):
  Current:
    Federal                  $(1,139,426)      $45,113  $(187,393)     $(39,016)
    State                       (139,752)        7,701    (23,327)      (10,277)
                             ------------  -----------  ----------   -----------
Deferred income tax expense
    (benefit):                (1,279,178)     (52,814)   (210,720)      (42,293)
Valuation allowance            1,279,178            -     210,720        42,923
                             ------------  -----------  ----------   -----------
Provision                        $     -       $    -      $    -        $    -
                             ============  ===========  ==========   ===========

We have a net operating loss carryforward for financial statement reporting purposes of $2,014,624 and $76,351 from the year ended January 31, 2015 and 2014, respectively

Note 7 - Notes Payable:

Notes payable consisted of the following:


                        October 31 2015                       January 31, 2015
              -------------------------------------   -----------------------------------
                              Long                                  Long
              Current        Term          Total      Current       Term         Total
              ---------    ----------   -----------   ---------  -----------  -----------
Convertible             $                             $           $            $

 notes                  -   $2,000,000   $2,000,000      -          550,000      550,000
Mortgage       200,380        202,820       403,128    170,955      356,830      527,785
Tenant
 improvement         -              -             -    167,534    1,099,690    1,267,244
              ------------  ----------   -----------  ---------  -----------  -----------
                 200,380    $2,202,820   $2,403,128   $338,489   $2,006,520   $2,345,009
              ============  ==========   ===========  =========  ===========  ===========

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

On October 16, 2014, the terms of the Note were amended ("Amendment") wherein the holder of the Note elected to convert $200,000 of the principal of the Note into 293,000 of our common shares of stock at a price of $.6825 per share. As a component of the Amendment, we in turn elected to prepay the remaining principal balance of the Note, after the scheduled payment of the principal and accrued interest due the holder on October 24, 2014, and to pay a prepayment penalty of $11,250. The difference of $93,000 in the premium of the per-share price of $0.6825 per share per the Amendment and the $1 per share per the Note, plus the amount of the prepayment penalty was charged to the loss on the early extinguishment of debt and interest expense, respectively.

On January 31, 2015, the Company entered into three convertible notes totaling up to $2,500,000, of which $2,000,000 had been received by the Company at October 31, 2015. The convertible notes are being funded by the noteholders in varying amounts from approximately $250,000 to $550,000 per month. The convertible notes are unsecured, have an interest rate of 25%, with the interest is payable monthly. The principal amount of the convertible notes are due twenty-four months from the date of the funding. At any time prior to the due date of the convertible notes, the unpaid principal amount of the convertible note, plus any accrued but unpaid interest, may be converted into common stock of the Company at a per-share price of $1 per share. The convertible loans are personally guaranteed by Shawn Phillips, a former officer of the Company and affiliate, and Erin Phillips, the majority shareholder of the Company.

On October 26, 2014 the company entered into a mortgage payable for the purpose of purchasing a commercial operating property that contains a cultivation facility and retail store, which we lease to one of the Regulated Entities. The amount of the mortgage is $595,000, has a three year term, and has no stated rate of interest. In accordance with ASC 835-30, we imputed an interest rate for the mortgage payable of 21.36%. The mortgage is payable in varying amounts from $11,000 to $36,000 per month, which includes interest at a stated amount of $6,000 per month, with a balloon payment of $126,000 due in the thirty-sixth month of the term. We account for the mortgage on a straight line basis with an imputed monthly payment of principal and interests in the amount of $22,301 per month. The difference between the imputed monthly payment amount and actual payment amounts is recorded as an increase or decrease to deferred interest expense, at the time a monthly payment is made.

The amount of principal and interest payments on the notes for the five year period ending October 31, 2020 are, as follows:

                                                 October 31,
                               -------------------------------------------------
                                  2016        2017      2018     2019     2020
                               ----------  ----------  -------  -------  -------

Convertible notes - interest
only                            $509,589    $127,397   $    -   $    -   $    -

Convertible notes - principal          -   2,000,000        -        -        -
Mortgage                         200,380     202,820        -        -        -
                               ----------  ----------  -------  -------  -------
                                $709,969   $2,330,217  $    -   $    -   $    -
                               ==========  ==========  =======  =======  =======


Note 8 - Stock-Based Compensation:

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

Note 10 - Investment in Unconsolidated Subsidiary:

Effective June 12, 2015, we purchased a 50% interest in SentinelStainwise, LLC ("SSL"), which was recorded at our cost of $25,000 using the equity method of accounting. SSL is 50% owned by Sentinel, Inc. and the Company. It was formed for the purpose of providing consulting services to NAtive American entities that are considering participating in the marijuana industry. In accordance with Accounting Standard Codification 810-10, Consolidation - Overall, we remeasured our held equity interest at the acquisition-date fair value and recognized no gain or loss for the period on our investment in SSL.

            Fair value of 50% interest                            25,000
            Investment under equity method                             -
                                                            ------------
            Total purchase price to be allocated                 $25,000
                                                            ============

SSL has not begun operations, and since there is little or no market data for SSL, our investment has been deemed a level 3 investment for valuation purposes. Thus, we used unobservable inputs to determine the fair market value of our investment in SSL, and it is our belief that the fair market value of our investment in SSL is $25,000, which is the amount of our original investment.

Note 11 - Contingencies:

In April 2015, the Company advised the lessor of one of our operating leases that we had elected to abandon the lease and would not be occupying the premises. The leased premises were originally intended to be subleased to the Regulated Entities for use as a cultivation facility. We elected to abandon the lease, because of our belief that the lessor was not acting in good faith, and had breached major terms of the lease agreement. The lessor filed a lawsuit against the Company seeking possession of the leased premises and alleging breach of the lease; but, the lessor has not quantified the amount of any claimed damages resulting from the alleged breach of the lease agreement. The Company stipulated to the lessor's demand for possession of the leased property, but is vigorously defending the remaining claims in this action. At this time, we cannot estimate the amount of damages, if any, and accordingly, we have not recorded any corresponding liability.

In anticipation of fully implementing the Company's business plan, management of the Company met with representatives of the Colorado Marijuana Enforcement Division (the "MED") in August 2014 and presented the structure of the Company and its business plan for providing services to the Regulated Entities. Subsequent to the meeting, over 60 license applications for the cultivation and sale of marijuana were approved and licenses were granted to Shawn Phillips, while he was also serving as the Company's Chief Executive Officer, and while his wife, Erin Phillips, maintained her position an officer and the principal shareholder of the Company.

Up until June 30, 2015, the Company provided Fulfillment Services to the Regulated Entities. Effective June 30, 2015, the owner of and license holder for all of the Regulated Entities made the decision, with the concurrence of the management of the Company, to cancel all of the above referenced Master Service Agreements. The termination of the Agreements was considered advisable since, in June 2015, the Colorado State Licensing Authority issued a Grounds for Denial to one of the Regulated Entities owned by Mr. Phillips. The Grounds for Denial was based upon the belief of the Colorado Marijuana Enforcement Division (the "MED") that the Company and persons other than Mr. Phillips have a direct or indirect ownership or financial interest in the cultivation facility and dispensary owned by Mr. Phillips and should have been included on the application.

As a result of the denial of Mr. Phillips' application, all applications for the renewal of existing licenses owned by the Regulated Entities, have been placed in a "Administrative Continuation" status, pending the resolution of the license application. Administrative Continuation status enables a licensee to continue to operate, but the licensee operates without an actual current license.

Mr. Phillips is attempting to work with the MED in order to resolve this situation. However, if a resolution of the denial of his application is not reached, Mr. Phillips has advised the Company that it is his intention to appeal the denial of his application.

If Mr. Phillips is not able to reach a mutually acceptable resolution with respect to his application, or if he is not successful in appealing the denial, the allegations of the MED could possibly affect all of the licenses under which the Regulated Entities operate and possibly result in the cancellation of all of the licenses held by the Regulated Entities. Although the ultimate outcome of this matter cannot be determined at this time, a failure to reach an acceptable resolution might negatively impact the ability of the Company to continue operating as a going concern.

Note 12 - Discontinued Operations

As more fully described in Note 11 - Contingencies above, we discontinued providing Fulfillment Services to the Regulated Entities on June 30, 2015. The summarized discontinued operating results for the nine and three months ended October 31, 2015 and 2014, respectively, are, as follows:

                Nine Months Ended October 31,   Three Months Ended October 31,
                ------------------------------  ----------------------------
                    2015            2014            2015           2014
                --------------  --------------  ------------  --------------
Revenues         $   764,071     $ 1,567,514     $        -    $   725,570

Expenses          (1,146,758)       (946,711)             -       (209,134)
                --------------  --------------  ------------  --------------
                 $  (382,687)    $   620,803     $        -    $   516,436
                ==============  ==============  ============  ==============

There were no components of major assets and liabilities associated with the discontinued operations at October 31, 2015 and 2014.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in more detail below, the organization and operations of the Company were substantially modified beginning in June 2015, resulting in a combined net savings to the Company and the Regulated Entities of approximately $1,416,000 per year.

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

In anticipation of fully implementing the Company's business plan, management of the Company met with representatives of the Colorado Marijuana Enforcement Division (the "MED") in August 2014 and presented the structure of the Company and its business plan for providing services to the retail marijuana outlets and marijuana cultivation facilities (the "Regulated Entities") owned by Shawn Phillips, a former officer and director. Subsequent to the meeting, over 60 license applications for the cultivation and sale of marijuana were approved and licenses were granted to Mr. Phillips, while he was also serving as the Company's Chief Executive Officer, and while his wife, Erin Phillips, maintained her position an officer and the principal shareholder of the Company.

Mr. Phillips, is the sole owner of Rocky Mountain Farmacy, Inc. ("RMF"), one of the Regulated Entities, which operates The Retreat and The Shelter marijuana dispensaries. In November 2014, Mr. Phillips submitted an application to the MED for a retail license for RMF to permit the 51st Avenue cultivation facility to supply recreational marijuana. On June 11, 2015, the State Licensing Authority issued a "Notice of Grounds for Denial of Retail Marijuana License Application and Notice of Duty to Respond" ("Grounds for Denial").The Grounds for Denial were based upon the belief of the MED that the Company and persons other than Mr. Phillips have a direct or indirect ownership or financial interest in RMF, and such should have been included on the application.

As a result of the denial of Mr. Phillips' application, all applications for the renewal of existing licenses owned by the Regulated Entities, have been placed in a "Continuation" status, pending the resolution of the license application. Continuation status enables a licensee to continue to operate, but the licensee operates without an actual current license.

Mr. Phillips is attempting to work with the MED in order to resolve this situation. However, if a resolution of the denial of his application is not reached, Mr. Phillips has advised the Company that it is his intention to appeal the denial of his application.

If Mr. Phillips is not able to reach a mutually acceptable resolution with respect to his application, or if he is not successful in appealing the denial, the allegations of the MED could possibly affect all of the licenses under which the Regulated Entities operate, and possibly result in the cancellation of all of the licenses held by the Regulated Entities. Although the ultimate outcome of this matter cannot be determined at this time, a failure to reach an acceptable resolution might negatively impact the ability of the Company to continue operating as a going concern.

Prior to June 30, 2015, the Company provided the following services to the Regulated Entities pursuant to separate Master Service Agreements:

     o    Branding, Marketing and Administrative Consulting Services
     o    Accounting and Financial Services
     o    Compliance Services
     o    Nutrient Supplier


Subsequent to June 30, 2015, Shawn Phillips, the owner of and license holder for all of the Regulated Entities made the decision, with concurrence of the management of the Company, to cancel all of the above referenced Master Service Agreements. The cancellation was deem advisable by Mr. Phillips and management of the Company in light of the uncertainty of the right of the Company to supply such Fulfillment Services in Colorado. The uncertainty was created by allegations contained in the Grounds for Denial issued to one of the Regulated Entities on June 11, 2015. As a result of the cancellation of the Master Service Agreements, the Company terminated approximately 80% of its employees. Until such time as impact on the method of operations of the Regulated Entities is resolved, we will discontinued providing Fulfillment Services to the Regulated Entities. We will, however, continue to provide real property to two cultivation facilities and to one retail store, which also contains a small cultivation facility, under long term subleases. Revenue from the three subleases to the Regulated Entities will be recognized on a straight line basis over the term of the sublease.

As of December 1, 2015 the Company was not providing the services listed above to any person or entity.

Through September 30, 2015, the Company leased to the Regulated Entities approximately 123,000 square feet of cultivation facilities. It was estimated that the cultivation facilities had the capacity to provide enough product to supply approximately 15 to 20 marijuana dispensaries. However, as a result of the Grounds for Denial described above, one of the cultivation facilities, the Nome facility, with approximately 38,000 square feet, fully built-out, was not granted a license to operate, and thus, was never occupied. Plus, because of the

Grounds  for  Denial,  the  Regulated  Entities  have  only  been able to obtain licenses to operate any new dispensaries in addition to the nine that the Regulated Entities presently operate. As a result, the cultivation facilities are operating at a loss and are unable to pay the Company the amounts owed pursuant to their subleases with the Company. Although the marijuana dispensaries owned by the Regulated Entities are operating at a profit, the dispensaries are not able to currently pay all of the amounts billed to them by the Company, since the profits from the dispensaries are being used to fund the operating losses of the cultivation facilities.

Therefore, in order to reduce costs, the Nome facility was closed on May 12, 2015 and the employees that had been hired by the Regulated Entities to operate the facility were terminated. On September 30, 2015, with the consent of the owner of the Nome property, the Company's lease for this property was terminated and the associated tenant improvement loan was cancelled. We wrote off assets comprised of tenant improvements, security deposits and prepaid lease amounts in the aggregate of $1,792,910 and wrote off related balances comprised of a tenant improvement loan, deferred lease payments and accumulated amortization of leasehold improvements in the aggregate amount of $1,576,373. We received cash back from the lessor in the amount of $59,598, as the net return of certain deposits, after $94,475 was retained by the lessor as payment of the lease for the month in which the lease was cancelled. We recognized a loss on the cancellation of this lease in the amount of $62,507.

Management estimates that the termination of the Nome lease will save the Company, approximately $1,200,000 annually.

Because of the impact on the Regulated Entities from the regulatory factors described below, we substantially revised the organization and operations of the Company, beginning in June 2015. During the month of May 2015, the Regulated Entities terminated approximately 55% of their employees, at an estimated annual saving in payroll costs of $2,116,000; and, we subsequently terminated approximately 80% of our employees at an estimated annual savings in payroll costs of $700,000, We also cancelled all of our Master Service Agreements with the Regulated Entities on June 30, 2015, Substantially all of the employees Strainwise terminated were subsequently retained by the Regulated Entities. As a result of these changes to the employee base, the combined net savings to the Company and the Regulated Entities is approximately an estimated $1,416,000.

The Regulated Entities have paid the Company approximately $6,958,475 of the $10,114,020 billed to them between January 16, 2014 and October 31, 2015, including $4,244,161billed during the nine months ended October 31, 2015. However, there is no assurance that the Regulated Entities will be able to generate enough cash to pay the $3,155,515 presently owed to the Company at October 31, 2015, and as a result, the receivable from the Regulated Entities at October 31, 2015 ($3,155,515) has been reserved in the amount of $ 3,155,515 and charged to expense.

As a result of terminating substantially all of the Company's employees in connection with the cancellation of all of the Master Service Agreements in June 2015 with the Regulated Entities and the cancellation of the Nome lease described above, the operating expenses of the Company have been substantially reduced. As of December 1, 2015, the Company's operating expenses, excluding payments required for its operating leases, were approximately $150,500 per month, the primary components of which are interest expense, compensation for Erin Phillips, the Company's President and compensation for the Company's employees and consultants.

Leases/Subleasing

As of December 1, 2015, we were leasing two properties in the Denver Metropolitan area, which we sublease to the Regulated Entities for their marijuana cultivation and growing operations. The subleases with the Regulated Entities expire on the same date (generally between December 2019 and December
2023) as our leases with the owners of these properties. We charge the Regulated Entities in an amount that approximates a premium of from 36% to 50% of the amount we pay the lessors of these properties.

None of the persons leasing these facilities to us are affiliated with us in any way. We believe the terms of our subleases are comparable to those which we could have obtained from unrelated third parties.

The future minimum amounts we are required to pay under the terms of these leases (which we refer to as our "Operating Leases") are shown below.

                Lease Payments Due During the Twelve Months Ending October
                                       31,
            ----------------------------------------------------------------
              2016        2017       2018       2019       2020    Thereafter
              ----        ----       ----       ----       ----    ----------
 51st      $2,661,996  $2,742,665 $2,863,333 $2,944,333   $988,167 $        -

 Bryant       295,750     313,842    375,900    383,416    391,094  1,572,408
            ----------------------------------------------------------------
            $2,958,746 $3,056,507 $3,239,567 $3,327,749 $1,379,261 $1,572,408
            ========== ========== ========== ========== ========== ==========

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

On March 20, 2014 the Company borrowed $850,000 from an unrelated third party. The loan bears interest at 25% per year, payable monthly, and matured on September 21, 2014. On October 16, 2014, the terms of the loan were amended such that $200,000 of the loan was converted into 293,000 shares of the Company's common stock and the Company agreed to pay the remaining balance of the loan ($325,000), plus accrued interest and a prepayment penalty of $11,250, prior to October 29, 2014. The $850,000 loan was used (i) to secure approximately $217,800 of deposits for the future rental and/or purchase of cultivation facilities to lease to growers in the industry, (ii) to acquire approximately $175,000 of cultivation equipment (iii) to make approximately $63,500 of tenant improvements to cultivation facilities under lease, (iv) to pay approximately $373,000 of principal and interest to the note holder, and (v) to pay other miscellaneous expenses

In October 2014 the Company purchased a 5,000 square foot commercial building for $660,000. The building, which is located at 5110 Race Street in Denver, Colorado, houses a medical and recreational marijuana dispensary and a small cultivation facility which are owned by Shawn Phillips. The retail dispensary (known as "The Sanctuary") and cultivation facility are leased to one of the Regulated Entities. The purchase price was paid with cash of $60,000 and a loan of $600,000, which is payable in varying amounts from $11,000 to $36,000 per month, with a final payment of $126,000 due on August 1, 2017.

As of December 1, 2015, three unrelated third parties collectively loaned the Company $2,000,000. The loans bear interest at 25% per year, are unsecured, and are due and payable on January 31, 2017. Interest-only payments are due each month, and at the option of the lenders, the loans can be converted into shares of the Company's common stock at the rate of $1.00 per share. The loan proceeds were used to pay general and administrative expenses.

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


                              For the Twelve Months Ending October 31,
                   ------------------------------------------------------------
                      2016       2017      2018      2019       2020     Thereafter
                      ----       ----      ----      ----       -----    ----------

Corporate office   $  69,736  $       -  $       -  $       -  $       -  $       -
Operating leases   2,958,746  3,056,507  3,239,567  3,327,749  1,379,261  1,572,408
Mortgage (1)         232,000    300,000                     -          -          -
Convertible loans:
    Interest         509,589    127,397          -          -          -          -
    Principal              -  2,000,000          -          -          -          -
                   ---------  ---------  ---------  ---------  ---------  ----------
                  $3,770,071$ 5,483,905 $3,239,567 $3,327,749 $1,379,261 $1,572,408


(1)  Includes principal and interest payments.

The Company plans to fund its operations and contractual requirements through fees received for subleasing facilities to the Regulated Entities and through management and consulting services provided to independent third parties.

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

As previously disclosed, as a result of the termination of substantially all of the Company's employees in connection with the cancellation of the Master Service Agreements in June 2015 and the cancelation of the Nome lease, the operating expenses of the Company haven been substantially reduced.

During May 2015, the Regulated Entities terminated approximately 55% of their employees, and the Company subsequently terminated approximately 80% of its employees. Substantially all the employees the Company terminated were subsequently hired by the Regulated Entities. As a result of these changes, the combined net savings to the Company and the Regulated Entities is approximately $1,416,000 per year.

Trends

The factors that will most significantly affect the Company's future operating results, liquidity and capital resources will be:

     o The ability of the Company to find new sources of revenue; o Government regulation of the marijuana industry;
     o    Revision of Federal banking regulations for the marijuana industry;
     o    Legalization of recreational marijuana in more states; and
     o The outcome of Shawn Phillips' appeal of the decision of the State Licensing Authority

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

Item 4.  Controls and Procedures.

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of October 31, 2015, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended October 31, 2015, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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


                               STRAINWISE, INC.



December 21 , 2015           By:    /s/ Erin Phillips
                                    ------------------------------------
                                    Erin Phillips, President, Chief Financial
                                    and Accounting Officer