Form 10-K
period 2016-01-31
Strainwise, Inc.
filed 2016-07-06
CIK 1400683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52825

STWC HOLDINGS, INC
(Exact name of registrant as specified in its charter)

Colorado	20-8980078
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1350 Independence St., Suite 300 Lakewood, CO	80215
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on July 31, 2015 was $-0-.

As of June 30, 2016, the Registrant had 27,150,500 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None

PART I

Cautionary Statement Concerning Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes", "expects", "anticipates", "intends", "plans", "estimates", "should", "likely" or similar expressions, indicates a forward-looking statement.

The identification in this report of factors that may affect the Company's future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1.       BUSINESS

General

On August 19, 2014, pursuant to an Agreement to Exchange Securities (the "Agreement"), the Company (formerly named 4th Grade Films, Inc.) acquired approximately 90% of the outstanding common stock of Strainwise, Inc., a Colorado corporation ("Strainwise Colorado"), in exchange for 23,124,184 shares of the Company's common stock.

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

On June 7, 2016, the Company changed its name to STWC Holdings, Inc. and changed its corporate domicile to Colorado.

As a result of the acquisition, between September 2014 and June 2015 the Company provided the following services to the retail marijuana outlets and marijuana cultivation facilities (the "Regulated Entities") owned by Shawn Phillips, the Company's former Chief Executive Officer.  The services were provided pursuant to a number of Master Service Agreements with the Regulated Entities.

●	Branding, Marketing, Administrative and Consulting Services: Customers may contract with the Company to use the Strainwise name, logo and affinity images in their retail store locations. A monthly fee permits the Company's branding customer to use the Strainwise brand at one specific location. In addition, the Company will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate. This includes services to establish an efficient, predictable production process, as well as, nutrient recipes for consistent and appealing marijuana strains.

●	Accounting and Financial Services: For a monthly fee, the Company provides its customers with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary, retail store and cultivation facility. The Company provides bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings on behalf of the Company and the Captive Stores on an ongoing basis.

●	Compliance Services: The rules, regulations and state laws governing the production, distribution and retail sale of marijuana can be complex, many times obtuse, and may prove cumbersome with which to comply. Thus, customers may contract with the Company to implement a compliance process, based upon the number and type of licenses and permits for their specific business. The Company provides this service on both an hourly rate and stipulated monthly fee.

●	Nutrient Supplier: The Company has the ability to act as a sole source nutrient purchasing agent on behalf of potential customers, with pricing based upon the Company's bulk purchasing power.

The Company does not grow marijuana, produce marijuana infused products, or sell marijuana or marijuana infused products of any nature.

The Company's Master Service agreements with the regulated entities were cancelled on June 30, 2015.

Although the Company plans to make these services available to retail stores and cultivation facilities in the regulated marijuana industry throughout the United States, as of April 30, 2016 the Company was not providing the services listed above to any person or entity.

In anticipation of fully implementing the Company's business plan, management of the Company met with representatives of the Colorado Marijuana Enforcement Division (the "MED") in August 2014 and presented the structure of the Company and its business plan for providing services to the retail marijuana outlets and marijuana cultivation facilities Regulated Entities.  Subsequent to the meeting, over 60 license applications for the cultivation and sale of marijuana were approved and licenses were granted to Mr. Phillips.

Mr. Phillips is the sole owner of Rocky Mountain Farmacy, Inc. ("RMF"), one of the Regulated Entities, which operates The Retreat and The Shelter marijuana dispensaries.  In November 2014, Mr. Phillips submitted an application to the MED for a retail license for RMF to permit the 51st Avenue cultivation facility to supply recreational marijuana.  On June 11, 2015, the State Licensing Authority issued a "Notice of Grounds for Denial of Retail Marijuana License Application and Notice of Duty to Respond" ("Grounds for Denial").The Grounds for Denial were based upon the belief of the MED that the Company and persons other than Mr. Phillips have a direct or indirect ownership or financial interest in RMF, and such should have been included on the application.

As a result of the foregoing Mr. Phillips made the decision, with concurrence of the management of the Company, to cancel all of the Master Service Agreements with the Regulated Entities effective June 30, 2015.  As a result of the cancellation of the Master Service Agreements, the Company terminated approximately 80% of its employees.

Prior to May 2015 the Company leased approximately 118,500 square feet of cultivation facilities to the Regulated Entities. It was estimated that the cultivation facilities had the capacity to provide enough product to supply approximately 15 to 20 marijuana dispensaries.  However, as a result of the Grounds for Denial described above, one of the cultivation facilities, the Nome facility, with approximately 38,000 square feet of fully built-out space, was not granted a license to operate, and thus, was never occupied. In addition, and due to the Grounds for Denial, the Regulated Entities have not been able to obtain licenses to operate any new dispensaries. As a result, the cultivation facilities are operating at a loss.  Although the marijuana dispensaries owned by the Regulated Entities are operating at a profit, the dispensaries are not able to currently pay all of the amounts billed to them by the Company, since the profits from the dispensaries are being used to fund the operating losses of the cultivation facilities.

In order to reduce costs, the Nome facility was closed on May 12, 2015 and the employees that had been hired by the Regulated Entities to operate the facility were terminated.  On September 30, 2015, with the consent of the owner of the Nome property, the Company's lease for this property was terminated and the associated tenant improvement loan was cancelled.

Operating Leases

On April 1, 2014, the Company leased a cultivation facility containing approximately 60,500 square feet ("51st Ave Lease") for a term of five years and nine months, commencing on August 17, 2014.  Under the terms of the lease, the Company is obligated to pay a security deposit of $150,000, one-third of which was paid upon the execution of the lease, the second third of which is due and payable after the first harvest or by October 1, 2014, and the final third of which is due and payable after the second harvest or by December 1, 2014.  The lessor will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants in the facility.

On April 22, 2014, the Company leased a cultivation facility containing approximately 38,000 square feet ("Nome Lease") for a term of seven years, commencing on April 22, 2014.  As explained above, the Nome facility was closed on May 12, 2015 and, with the consent of the owner of the Nome property, the Company's lease for this property was terminated

 On June 10, 2014, the Company leased a cultivation facility containing approximately 113,000 square feet ("32nd Ave Lease") for a term of five years and nine months, commencing on July 1, 2014. In April, 2015 the Company terminated the lease due to the failure of the lessor to comply with the terms of the lease. The owner of the facility filed a claim against the Company, and, under the terms of a settlement, the Company agreed to pay the owner of the facility $100,100 in five (5) equal installments, beginning May 15, 2016. The amount of the settlement was recognized as a loss on the cancellation of the lease during the year ended January 31, 2016.

On September 11, 2014, the Company leased a cultivation facility containing approximately 20,000 square feet ("Bryant Street Lease") for a term of ten years.  The Company will provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants in the facility.

During the term of the Bryant Street lease, the Company has the option to purchase the property subject to the lease for $2,400,000.  However, the Company does not have an option to purchase the 51st Avenue facility. The Company has the option to renew the leases described above at the end of their terms at mutually agreed upon rates.

See Item 7 of this report for the future minimum payments under the terms of the Operating Leases.

None of the persons leasing these facilities to the Company are affiliated with the Company in any way. The Company subleases the cultivation facilities described above to the Regulated Entities for their cultivation operations.  The Company charges the Regulated Entities a markup of from 35% to 50% of the amount the Company pays the lessors of these properties.

The persons leasing the facilities described above, and the entities to which the Company is subleasing the facilities, are:

Facility	Lessor	Subleassee (1)

51st Ave.	Headgate II, LLC	5110 Race, LLC

Bryant Street	695 Bryant, LLC	5110 Race, LLC

(1)	The subleasees are controlled by Shawn Phillips, one of the Company's former officers and directors. Mr. Phillips is also the husband of Erin Phillips, who is the Company's Chief Executive Officer, director and majority shareholder.

Acquisition of Race Street Property

On July 26, 2014 the Company purchased a 5,000 square foot commercial building for $660,000.  The building, which is located at 5110 Race Street in Denver, Colorado, is leased to a retail marijuana dispensary and a small cultivation facility which are owned by Shawn Phillips.  The retail dispensary (known as "the Sanctuary") and cultivation facility are leased at a rate of $13,000 per month.  The purchase price was paid with cash of $60,000 and a loan of $600,000, which is payable in varying amounts from $11,000 to $36,000 per month, with a final payment of $126,000 due on August 1, 2017.  The loan is secured by the building the Company purchased.

Warm Springs Native American Tribe

The Company has a fifty percent equity interest in Sentinel Strainwise, LLC, a joint venture between the Company and Sentinel Capital Funding. The purpose of the joint venture is to help advance responsible economic development on Native American land through cannabis related businesses. The joint venture will provide capital and cultivation design and construction services, as well as general management consulting, branding, compliance, leasing and accounting and financial services to sovereign Native American tribes throughout the United States.

In April 2016, the joint venture signed an agreement with the Confederated Tribes of Warm Springs to assist the Tribe in the creation of a cannabis economic development project on the Tribes' reservation in Oregon. The economic development project includes a 36,000 square foot cultivation facility which will be constructed on a five acre parcel on the reservation plus three off-reservation dispensaries which will be located in major metropolitan urban areas in the state Oregon.  Funding for the project will be through the Tribe's Business Investment Revolving Fund ($1.2 million), and a construction loan from Sentinel Capital Funding ($4 million).

The joint venture will be paid certain fees by the Tribe and will have a five year revenue sharing interest in the cultivation facility and marijuana dispensaries.

SquareOne Consulting Services

The Company launched the SquareOne program during the first quarter of 2016 to address the demand for assistance with financial modeling of business plans, writing license applications, assessing potential cultivation and dispensary locations and evaluating point-of-sale and accounting systems is the cannabis industry, as more and more states, cities and municipalities legalize marijuana.

The SquareOne service assists cannabis entrepreneurs in their efforts to launch their new business successfully.

With the SquareOne package:

●	clients are taught industry best practices;
●	new employees can be trained quickly and in a standard manner;
●	the Company's services can be clearly communicated to prospective clients;

Clients receive a toolkit with the SquareOne package which contains tools and templates that help the clients:
●	complete business analyses
●	apply for licenses
●	manage the process to build and launch operations,

The toolkit includes:

●	standard operating procedures
●	training manuals
●	inventory systems
●	accounting systems and support
●	security systems, and
●	vendor management procedures.

SquareOne is marketed as three distinct services, or phases, that address needs at different points in the launching and running of a cannabis business

●	Market Entry Services - Helping clients understand if and how they can get into the business, as well as, helping to ensure that they submit the best possible license application;
●	Operational Readiness and Launch Services - Helping clients who have licenses to plan for and successfully open their new cannabis business; and
●	Operational Excellence and Advisory Services – Helping clients operate their business.

Generally, the Company will complete an Opportunity Assessment for a client at a standard price of $7,500. The Opportunity Assessment includes a financial model completed with the Company's proprietary assessment software. The Company expects that a certain percentage of its clients will retain the Company to (i) prepare an application for them at a fee of from $50,000 to $150,000, (ii) complete the implementation of their cultivation facility and/or dispensary at fee of from $75,000 to $150,000, (iii) management on a turn-key basis of their cultivation facility and/or dispensary at of fee based upon a percentage EBITDA, and (iv) provide ongoing monthly consultations and reviews at a fee of $5,000 per month.

As of June 30, 2016, the Company had provided its SquareOne services to seven clients and had collected revenue of approximately $72, 500 for these services.

Strainwise University

The Company has leveraged its experience and knowledge in the cannabis industry to launch a university designed for cannabis entrepreneurs and job seekers, Strainwise University™ will offer a full curriculum of classes with challenging instructors. Class topics will include marijuana basics, state specific regulation compliance, safety and security protocols, cultivation, processing and retail best practices, seed-to-sale tracking, and more. Classes will be offered in person, at conferences and via webinars.

The marijuana industry is full of employees at all levels with little-to-no background but who are eager to succeed.  The Strainwise University curriculum is designed to educate these inexperienced employees.  The full curriculum is a collection of 10 courses.  Each course will typically take a student one week to complete. Each course requires students to pass a test to receive credit; and upon graduation, students will receive a certificate of participation.

As of June 30, 2016, Strainwise University was not in operation.

Market Conditions

In January 2014, the market was expanded in Colorado to allow adult use, including adult visitors from other states, of marijuana for recreational purposes. Oregon and Washington have also legalized cannabis for adult use. Many predict that other states will follow in enact legislation or approving ballot measures that expand the permitted use of cannabis.

According to the Colorado Department of Revenue, total sales for medical and recreational marijuana were $996 million and $699.2 million for the years ended December 31, 2016 and 2015, respectively. The state of Colorado collected $135 million and $100 million in sales and excise taxes from the sale of cannabis related products for the years ended December 31, 2016 and 2015, respectively.

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse.  The Department of Justice defines Schedule 1 controlled substances as "the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence."  If the federal government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of May 25, 2016, 23 states and the District of Columbia allow their citizens to use Medical Marijuana.  Additionally, Colorado, Oregon and Washington have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of such federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government's enforcement of such current federal laws could cause significant financial damage to the Company and its shareholders.  While the Company does not intend to harvest, distribute or sell cannabis, the Company may be irreparably harmed by a change in enforcement by the federal or state governments or the enactment of new and more restrictive laws.

General

The Company's offices are located at 1350 Independence Street, Suite 300, Lakewood, CO 80215.  The Company leases its offices from an entity controlled by Erin Phillips, the President and a director of the Company. The lease is for a 31 month period that commenced in January 2014 for 6,176 square feet at an annual rate of $64,848 for the first 12 months, $67,936 for the subsequent 12 months and $41,431 for the subsequent seven months, payable monthly, through October 31, 2016.

As of June 30, 2016, the Company had three full time employees.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

See Item 1 of this report.

ITEM 3.       LEGAL PROCEEDINGS

See Item 1 of this report for information concerning the settlement of a lawsuit involving the 32nd Avenue cultivation facility.

ITEM 4.       MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Prior to September 25, 2014 the Company's common stock was quoted in the OTC Markets under the trading symbol "FHGR".  On September 25, 2014 the Company's trading symbol changed to "STWC".  Between August 20, 2014 and January 31, 2016 less than 55,000 shares of the Company's common stock traded and during this period the closing price of the Company's common stock varied between $5.00 and $0.41 per share.

All outstanding shares of the Company's common stock have satisfied the resale requirements of Securities and Exchange Commission Rule 144.

Holders of the Company's common stock are entitled to receive dividends as may be declared by the Board of Directors.  The Company's Board of Directors is not restricted from paying any dividends, but is not obligated to declare a dividend.  No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.  The Company currently intends to retain any future earnings to finance future growth.  Any future determination to pay dividends will be at the discretion of the Company's directors and will depend on its financial condition, results of operations, capital requirements and other factors the board of directors considers relevant.

The Company's Articles of Incorporation authorize the Board of Directors to issue up to 5,000,000 shares of preferred stock.  The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of common stock.  The issuance of preferred stock with these rights may make the removal of management difficult, even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

As of June 30, 2016, the Company had approximately 160 shareholders of record and 27,150,500 outstanding shares of common stock.

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

Because of the impact on the Regulated Entities from the regulatory factors described in Item 1 of this report, the Company, in May 2015, terminated approximately 80% of its employees and on June 30, 2015 cancelled all of the Master Service Agreements with the Regulated Entities.

Results of Operations

Material changes in line items in our Statement of Operations for the year ended January 31, 2016 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	We subleased cultivation space to the Regulated Entities at higher rates and for more square footage during the year ended January 31, 2016 than in the prior year.

Reserve for amounts due from Regulated Entities	D
The cash flow generated by the Regulated Entities improved during the year ended January 31, 2016, basically due to the cancellation of all the Master Services Agreements, which enabled the Regulated Entities to better pay amounts we billed to them during the year, as compared to the year ended January 31, 2015.

Rent and other occupancy	I
The largest cultivation facility that is subleased to the Regulated Entities (51st Avenue) did not become operational until the third quarter of the year ended January 31, 2015, while the lease costs included in the year ended January 31, 2016 include the use of the facility for the entire year.

Professional, legal and consulting	I
It was necessary for the Company to retain legal counsel and accountants for assistance in settling claims associated with the cancellation of a major lease, and for the legal analysis of assertions by and representation before the Marijuana Enforcement Division, which occurred in the year ended January 31, 2016. No such comparable legal and accounting services were incurred in the year ended January 31, 2015.

Stock based compensation	D	We did not issue common stock as stock-based compensation to all employees during the year ended January 31, 2016.

Interest expense	I	The Company borrowed $1,860,000 at a rate of 25%, which caused interest expense to increase substantially in the year ended January 31, 2016.

The Regulated Entities have paid the Company approximately $7,433,523 of the $11,117,767 billed to them between January 16, 2014 and January 31, 2016, including $5,306,286 billed during the year ended January 31, 2016. However, there is no assurance that the Regulated Entities will be able to generate enough cash to pay the $3,684,244 presently owed to the Company at January 31, 2015, and as a result, the receivable from the Regulated Entities at January 31, 2016 ($3,684,244) has been fully reserved and charged to expense.

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

As of January 31, 2016, three unrelated third parties had collectively loaned the Company $2,410,000, of which $550,000 was outstanding at January 31, 2015.  The loans bear interest at 25% per year, are unsecured, and are due and payable on January 31, 2017.  Interest-only payments are due each month, and at the option of the lenders, the loans can be converted into shares of the Company's common stock at the rate of $1.00 per share. The loan proceeds were used to pay general and administrative expenses.  As of January 31, 2016, the Company was  in default under the terms of the notes in that is had not paid the full amount of the monthly interest as it became due. As a result, all principal, plus accrued and unpaid interest owing under the terms of the notes are classified as current liabilities in the accompanying financial statements.

Effective June 30, 2016, the Company entered into a debt modification agreement with the lenders.  Pursuant to the agreement, the Company will pay the lenders $84,482 each month for ten months, with the first payment due on August 15, 2016.  The $84,482 consists of past due interest of $32,482 plus current monthly interest of $52,000.  Beginning June 15, 2017 only current monthly interest of $52,000 will be due the lenders.  In addition to the above:

●	the maturity date of the loans was extended to February 2018;
●	any proceeds from any sale of the marijuana dispensaries and/or cultivation facilities owned by Shawn Phillips will be paid to the Company until the amount paid to the Company equals all principal and interest due the lenders; and
●	the proceeds from any sale of the marijuana dispensaries and/or cultivation facilities received by the Company will be paid to the lenders until all principal and interest due the lenders has been paid.

As explained in Item 1 of this report, in order to reduce costs, the Nome facility was closed on May 12, 2015 and on September 30, 2015, with the consent of the owner of the Nome property, the Company's lease for this property was terminated and the associated tenant improvement loan was cancelled. The Company wrote off assets comprised of tenant improvements, security deposits and prepaid lease amounts in the aggregate of $1,792,910 and  wrote off related balances comprised of a tenant improvement loan, deferred lease payments and accumulated amortization of leasehold improvements in the aggregate amount of $1,576,373. The Company received cash back from the lessor in the amount of $59,598, as the net return of certain deposits, after $94,475 was retained by the lessor as payment of the lease for the month in which the lease was cancelled. The Company recognized a loss on the cancellation of this lease in the amount of $62,507.

The Company's material sources and (uses) of cash during the years ended January 31, 2016 and 2015 were:

	2016	2015

Cash used by operations	$(2,100,455)	$(1,457,555)
Tenant improvements and equipment purchases	--	(1,875,759)
Purchase of Race Street property	--	(660,000)
Loan for Race Street property	--	600,000

Sale of common stock	--	2,224,700
Conversion of loan to common stock	--	293,000
Loan for tenant improvements	--	1,301,019
Loan payments	(272,288)	(106,010)
Sale of convertible notes	1,860,000	550,000
Cash paid for share exchange in reverse merger transaction	--	(255,000)
Cash received upon cancellation of lease and tenant improvement loan	59,559	--
Purchase of cultivation equipment	45,000	--
Investment in unconsolidated subsidiary	25,000	--

As of May 14, 2016, the Company was leasing two properties in the Denver Metropolitan area which are subleased to the Regulated Entities for their marijuana cultivation and growing operations. The subleases with the Regulated Entities expire on the same date (generally between December 2019 and December 2023) as the leases with the owners of these properties.  The Company charges the Regulated Entities an amount that approximates a premium of from 36% to 50% of the amount the Company pays the lessors of these properties.

None of the persons leasing these facilities to the Company are affiliated with the Company in any way.  The Company believes the terms of the subleases are comparable to those which the Company could have obtained from unrelated third parties.

The future minimum amounts the Company is required to pay under the terms of it Operating Leases are shown below.

	Lease Payments Due During the Twelve Months Ending January 31,
	2017	2018	2019	2020	2021	Thereafter
51st	$2,661,996	$2,772,916	$2,893,917	$2,959,458	$247,042	$-
Bryant	298,229	332,085	408,993	417,175	425,524	1,608,878
	$2,960,225	$3,105,001	$3,302,910	$3,376,633	$672,566	$1,608,878

The future minimum payments under the terms of the Company's material contractual obligations are shown below.

	For the Twelve Months Ending January 31,
	2017	2018	2019	2020	2021	Thereafter

Corporate office	$57,573	$-	$-	$-	$-	$-
Operating leases	2,661,996	3,105,001	3,302,910	3,376,633	672,566	1,068,878
Settlement and equipment advance	150,100
Mortgage (1)	232,000	242,000		-	-	-
Convertible loans:
Principal	2,410,000	-	-	-	-	-
Interest	602,500	-	-	-	-	-
	$6,114,169	$3,347,001	$3,302,910	$3,376,663	$672,566	$1,068,878

(1)	Includes principal and interest payments.

As of June 30, 2016, the Company's operating expenses, excluding payments required for its operating leases, were approximately $150,500 per month, the primary components of which  are interest expense, compensation for Erin Phillips, the Company's Chief Executive Officer and President and compensation for the Company's employees and consultants.

The Company plans to fund its operations and contractual requirements through management and consulting services provided to independent third parties and possibly through fees received for subleasing facilities to the Regulated Entities.  See "Sale of Dispensaries" below.

The Company may need to raise enough capital to fund its operations until it is able to earn a profit.  The Company does not know what the terms of any future capital raising may be but any future sales of the Company's equity securities will dilute the ownership of existing stockholders and could be at prices below the market price of the Company's common stock.  The inability of the Company to obtain the capital which it requires may result in the failure of the Company.  The Company does not have any commitments from any person to provide the Company with any capital.

Sale of Dispensaries and Cultivation Facilities

Shawn Phillips, the owner of the Regulated Entities is attempting to sell his marijuana dispensaries and cultivation facilities.  It is expected that a portion of the sale proceeds will be used to pay the amounts owed to the Company by the Regulated Entities (approximately $3,222,535 as of April 30, 2016).

The Company is presently subleasing two cultivation facilities to the Regulated Entities.

If the Regulated Entities subleasing these facilities are sold, it is not known if these facilities will continue to be subleased.  If they will continue to be subleased, it is not known what the terms of the subleases will be.

In July 2014 the Company purchased a 5,000 square foot commercial building, located at 5110 Race Street in Denver, Colorado, which is leased to a retail marijuana dispensary and a small cultivation facility operated by one of the Regulated Entities.  If the Regulated Entity leasing this property is sold, it is not known if this property will continue to be leased.  If it will continue to be leased, it is not known what the terms of the lease will be.

Trends

The factors that will most significantly affect the Company's future operating results, liquidity and capital resources will be:

●	The ability of the Company to find new sources of revenue;
●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry;
●	Legalization of recreational marijuana in more states; and

Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on:

●	revenues or expenses;
●	any material increase or decrease in liquidity; or
●	expected sources and uses of cash.

Critical Accounting Policies and New Accounting Pronouncements

See Note 1 to the financial statements included as part of this report for a description of the Company's significant accounting policies.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements and accompanying notes included as part of this report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
See the Company's 8-K report, filed with the Securities and Exchange Commission on August 21, 2014 for information concerning a change in the Company's accountants.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2016.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.  Based upon this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2016 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive officer and principal financial officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management evaluated the effectiveness of its internal control over financial reporting as of January 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of The Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of January 31, 2016 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

This Annual Report on Form 10-K does not include an attestation report by the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only its management's report in this Annual Report on Form 10-K.

Changes in Internal Controls.

The reduction of 98% of the of the Company's staff, resulted in a change in the Company's internal control since the Company was not able to adequately segregate duties within the accounting department due to an insufficient number of staff.  This problem cannot be remediated until the Company's financial position improves. Other than the foregoing. there have been no changes to the Company's internal control over financial reporting that occurred during the year ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company's sole Officer and Director is listed below.  Our director is generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until a successors is elected and qualified. Executive officers are elected by our Director and serve at her discretion.

Name	Age	Position
Erin Phillips	38	President, Chief Financial and Accounting Officer and a Director

The following is a brief summary of the background of Erin Phillips including her principal occupation during the five preceding years.

Erin Phillips has been an officer and director of the Company since August 2014.  Erin has over 17 years of operational and management experience.  Erin is one of the early pioneers in the marijuana industry in Colorado and is one of the founders of the Company.  In concert with her spouse, Shawn Phillips, she has been instrumental in the management of the operations of the Regulated Entities since the date they were either purchased as an existing retail store, or initially opened for medical marijuana sales beginning in 2010. Erin is responsible for managing the marketing, advertising and promotions at the Regulated Entities, and is responsible for establishing and expanding the brand recognition of the Strainwise name and logo throughout the Company's target markets.  Prior to establishing Strainwise, Erin spent 13 years in the mortgage industry as a business owner, audit and funding supervisor, title company closer, mortgage loan processer, and loan originator.  Ms.  Phillips filed a personal bankruptcy petition in May 2009, and received a discharge in August 2009.  Erin Phillips' experience in the marijuana industry, coupled with her prior business experience, qualifies her to serve as the director of the Company

Erin Phillips is not independent as that term is defined in Section 803 of the NYSE MKT Company Guide.

The Company does not have a financial expert, as that term is defined by the Securities and Exchange Commission.

The Company's Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by the Company's Board of Directors, to the extent required. The Company's Board of Directors believes that the cost of associated with such committees, has not been justified under its current circumstances.

     Given the Company's limited operations to date, the Company's Board of Directors believes that its current members have sufficient knowledge and experience to fulfill the duties and obligations of an audit committee. None of the current Board members is an "audit committee financial expert" within the meaning of the rules and regulations of the Securities and Exchange Commission.

The Company's Board of Directors does not currently have a policy for the qualification, identification, evaluation, or consideration of board candidates and does not think that such a policy is necessary at this time, because it believes that, given the limited scope of the Company's operations, a specific nominating policy would be premature and of little assistance until its operations are at a more advanced level. Currently the entire Board decides on nominees.

The Company's Board of Directors does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Company does not have any restrictions on shareholder nominations under its articles of incorporation or bylaws. The only restrictions are those applicable generally under Utah law and the federal proxy rules. The Board will consider suggestions from individual shareholders, subject to an evaluation of the person's merits. Shareholders may communicate nominee suggestions directly to the Board, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

During the year ended January 31, 2016, no officer of the Company was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company's directors.

The Company's Board of Directors does not have a "leadership structure" since each board member is free to introduce any resolution at any meeting of its directors and is entitled to one vote at any meeting.

Holders of the Company's common stock may send written communications to its entire board of directors, or to one or more board members, by addressing the communication to "the Board of Directors" or to one or more directors, specifying the director or directors by name, and sending the communication to the Company's offices in Lakewood, Colorado.  Communications addressed to the Board of Directors as whole will be delivered to each board member.  Communications addressed to a specific director (or directors) will be delivered to the director (or directors) specified.

Security holder communications not sent to the Board of Directors as a whole or to specified board members will be relayed to board members.

The Company's director serves until the next annual meeting of its shareholders and until their successors have been duly elected and qualified.  The Company's officer serves at the discretion of the Company's directors.  The Company does not compensate any person for acting as a director.  The Company's current officer and director was elected to her position in August 2015.

The Company has an Incentive Stock option Plan, Non-Qualified Stock Option Plan, and a Stock Bonus Plan.  As of June 30, 2016 no options or shares have been granted or issued pursuant to these plans.

ITEM 11.      EXECUTIVE COMPENSATION

The following table shows compensation paid to the Company's officers during the periods indicated:

						All Other
						Annual
				Stock	Option	Compen-
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	sation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Erin Phillips	2016	$167,189	--	--	--	--	$167,189
President, Chief	2015	$173,500	--	--	--	--	$173,500
Financial and
Accounting Officer

Shawn Phillips	2016	$79,266	--	--	--	--	$79,266
Former Chief	2015	$81,800	--	--	--	--	$81,800
Executive Officer (6)

(1)	The dollar value of base salary (cash and non-cash) earned during the year. During the two years ended January 31, 2016 no non-cash compensation was earned by any of the persons listed in the table.
(2)	The dollar value of bonus (cash and non-cash) earned during the year. During the two years ended January 31, 2016 no non-cash compensation was earned by any of the persons listed in the table.
(3)	During the periods covered by the table, the value of the Company's shares issued as compensation for services to the persons listed in the table.
(4)	The value of all stock options granted during the periods covered by the table.
(5)	All other compensation received that the Company could not properly report in any other column of the table.
(6)	This person resigned his position with the Company on June 30, 2015.

The following shows the amounts the Company expects to pay to its officers during the twelve months ending January 31, 2017 and the amount of time these persons expect to devote to the Company.

		% of time to be devoted
Name	Projected Compensation	to the Company's business

Erin Phillips	$180,000	90%

During the two years ended January 31, 2016 the Company did not compensate any person for acting as a director.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership, as of June 30, 2016, of those persons owning beneficially 5% or more of the Company's common stock and the number and percentage of outstanding shares owned by each of the Company's directors and officers and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

Erin Phillips	23,124,184	86%

All officers and directors as a group ( one person)	23,124,184	86%

The address of each person listed above is 1350 Independence St., Suite 300 Lakewood, CO 80215.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As explained in Item 1 of this report, prior to June 30, 2015 substantially all of the Company revenue through June 30, 2015 was derived pursuant to the Master Service Agreements, all of which were cancelled on June 30, 2015, that the Company had with entities controlled by Shawn Phillips, a former officer and director of the Company, and the spouse of Erin Phillips, the Company's sole Officer and Director.  The Company continues to lease cultivation facilities to entities controlled by Mr. Phillips. Subsequent to June 30, 2015, substantially all of the Company's revenues were derived from subleases of real property to entities controlled by Shawn Phillips

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC served as the Company's independent registered public accountant for the years ended January 31, 2016 and 2015.

The following table shows the aggregate fees billed to the Company by BF Borgers CPA PC for the periods shown.

	Year ended January 31,
	2016	2015

Audit Fees	$55,246	$64,100
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total fees	$55,246	$64,100

Audit fees – Consist of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in the Company's  10-K and 10-Q reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees – Consists of fees for assurance and related services by the Company's principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

Tax Fees – Consist of fees for professional services rendered by the Company's principal accountants for tax compliance, tax advice and tax planning.

All Other Fees – Consist of fees for products and services provided by the Company's principal accountants.

STWC HOLDINGS, INC.

FINANCIAL STATEMENTS

For the Years Ended January 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of STWC Holdings, Inc.:

We have audited the accompanying balance sheet of STWC Holdings, Inc., formerly known as Strainwise, Inc., ("the Company") as of January 31, 2016 and 2015 and the related statement of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of STWC Holdings, Inc., as of January 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
 May 14, 2016

STWC HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	January 31,
	2016	2015

ASSETS
Current assets:
Cash	$151,311	$674,495
Due from Regulated Entities (Affiliates), net of collection allowance reserve of $3,222,535 and $2,375,533 at January 31, 2016 and 2015, respectively	-	-
Prepaid expenses and other assets	-	9,512
Total current assets	151,311	684,007
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $77,308 and $96,574 at January 31, 2016 and 2015, respectively	639,553	1,647,710
Commercial operating property, net of accumulated amortization of $22,667 and $5,641 at January 31, 2016 and 2015, respectively	637,333	654,359
Prepaid expenses and other assets	150,000	346,187
Equity method investment in unconsolidated subsidiary	11,659	-
Trademark, net of accumulated amortization of $1,525 and $793 at January 31, 2016 and 2015, respectively	9,485	10,217
Total assets	$1,599,341	$3,342 480

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$340,605	$156,414
Accrued interest payable	138,458	-
Convertible notes payable, net of discount of $336,117	2,073,883	-
Settlement and equipment advance payable	150,100	-
Current portion of tenant allowance note and mortgage payable	211,273	338,489
Total current liabilities	2,914,319	494,903
Note payable for tenant allowances	-	1,099,690
Mortgage payable	145,737	356,830
Convertible notes payable	-	550,000
Deferred rent and discount on mortgage payable	965,319	416,573
Total liabilities	4,025,375	2,917,996

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized, 27,140,550 issued and outstanding at January 31, 2016 and 2015, respectively	-	-
Additional Paid in Capital	3,152,658	2,509,325
Retained (deficit)	(5,578,692)	(2,084,841)
Total stockholder's equity (deficit)	(2,426,034)	424,484
Total liabilities and stockholders' equity (deficit)	$1,599,341	$3,342,480

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2016	2015

Rental income from the Regulated Entities (Affiliates)	$4,260,917	$3,396,409
Consulting services	37,000	35,500
Total revenues	4,297,917	3,431,909
Operating costs and expenses
Reserve for amounts due from Regulated Entities (Affiliates)	928,002	2,375,533
Rents and other occupancy	3,944,757	2,643,070
Compensation	594,796	539,496
Professional, legal and consulting	381,844	62,706
Stock-based compensation	(6,667)	198,333
Depreciation and amortization	227,560	173,972
General and administrative	74,507	13,033
Total operating costs and expenses	6,144,799	6,006,143
Loss from continuing operations	(1,846,882)	(2,574,234)
Other costs and expenses
Interest expense	(1,088,338)	(232,544)
Loss on cancellation of lease and related tenant improvement loan	(62,503)	-
Loss on settlement and cancellation of leases	(100,100)	-
Loss on equity investment in unconsolidated subsidiary	(13,341)	-
Loss on early extinguishment of debt	-	(93,000)
Financing costs	-	(18,376)
Loss from continuing operations, before provision for taxes on income	(3,111,164)	(2,918,154)
Provision for taxes on income	-	-
Loss from continuing operations, net of tax	(3,111,164)	(2,918,154)
Loss from discontinued operations, net of tax	(382,687)	903,530
Net Loss	$(3,493,851)	$(2,014,624)
Basic earnings and fully diluted loss per common share
Continuing operations	$(0.11)	$(0.12)
Discontinued operations	$(0.01)	$0.04
Basic and fully diluted weighted average number of shares outstanding	27,140,550	3,615,913

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENT OF CASH FLOWS

	January 31,
	2016	2015

Cash flows from operating activities:
Net (loss)	$(3,493,851)	$(2,014,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amounts due from Regulated Entities (Affiliates)	(1,329,703)	(2,325,330)
Increase in collection reserve for amounts due from Regulated Entities (Affiliates)	847,002	2,375,533
Decrease (Increase) in prepaid expenses and other assets	112,388	(334,750)
Depreciation and amortization	226,828	173,242
Increase in accounts payable	184,190	156,416
Increase in accrued interest payable	138,458	--
Increase in settlement and equipment advice payable	100,100
Stock-based compensation	(6,667)	198,333
Increase in deferred rent and discount on notes payable	1,044,224	413,300
Loss on cancellation of lease and tenant improvement note	62,503	-
Loss on equity investment in unconsolidated subsidiary	13,341	-
Decrease in trademark	732	732
Net cash flow used in operating activities	(2,100,455)	(1,457,555)
Cash flows from investing activities:
Investment in tenant improvements and office equipment	-	(1,875,759)
Investment in unconsolidated subsidiary	(25,000)	-
Investment in commercial operating building	-	(660,000)
Purchase of cultivation equipment	(45,000)	-
Share exchange in reverse merger transaction	-	(255,000)
Net cash flow used in investing activities	(70,000)	(2,790,759)
Cash flows from financing activities:
Proceeds from series of convertible notes payable	1,860,000	550,000
Cash consideration received upon cancellation of lease and tenant improvement loan	59,559	-
Payment on tenant allowances note and mortgage	(272,288)	(106,010)
Proceeds from common stock subscriptions	-	2,224,700
Proceeds from conversion to common stock of a portion of a convertible note	-	293,000
Proceeds from note payable for tenant allowances	-	1,301,019
Proceeds from mortgage	-	660,000
Proceeds from convertible note, inclusive of discount of $45,000	-	850,000
Payments on convertible note	-	(850,000)
Net cash flows from financing activities	1,647,271	4,922,709
Net cash flows	(523,184)	674,395
Cash and equivalent, beginning of period	674,495	100
Cash and equivalent, end of period	$151,311	$674,495

Supplemental cash flow disclosures:
Cash paid for interest	$635,997	$232,544
Cash paid for income taxes	$-	$-

See accompanying notes.

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICT)
For the Years Ended January 31, 2016 and 2015

	Common Stock		Additional Capital In Excess of Par	Deficit
	Shares	Amount	Value	Accumulated	Total
Balance, January 31, 2014	20,430,000	-	$48,292	$(70,217)	$(21,925)
Shares issued in private sale of common stock	2,224,700	-	2,224,700	-	2,224,700
Shares issued upon conversion of a portion of a convertible note	293,000	-	293,000	-	293,000
Shares issued in a share exchange in a reverse merger	4,001,184	-	(255,000)	-	(255,000)
Stock-based compensation	198,333	-	198,333	-	198,333
Net Loss	-	-	-	(2,014,624)	(2,014,624)
Balance, January 31, 2015	27,147,217	-	2,509,325	(2,084,841)	424,484
Beneficial conversion feature of the convertible notes	-	-	650,000	-	650,000
Stock-based compensation	(6,667)		(6,667)	-	(6,667)
Net Loss	-	-	-	(3,493,851)	(3,493,851)
Balance, January 31, 2016	27,140,550	-	$3,152,658	$(5,578,692)	$(2,426,034)

See accompanying notes.

STWC HOLDINGS, INC.
Notes to the Audited Financial Statements
January 31, 2016 and 2015

Note 1 – Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – STWC HOLDINGS, INC., formerly known as Strainwise, Inc., (identified in these footnotes as "STWC" "we" "us" or the "Company") provides branding marketing, administrative, accounting, financial and compliance services ("Fulfillment Services") to entities in the cannabis retail and production industry. The Company was incorporated in the state of Colorado as a limited liability company on June 8, 2012, and subsequently converted to a Colorado corporation on January 16, 2014.

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

The Fulfillment Services that we currently are able to provide are summarized, as follows:

●	Opportunity Assessment: For a standard fee, we will complete an Opportunity Assessment for a client, which would include financial modeling, completed with our proprietary assessment software.

●	Application Filing Assistance: Based upon our knowledge of the various rules and regulations of respective state and local jurisdictions, we will provide turn-key application preparation and submission services for a client, and/or provide consulting assistance to a client who is self-preparing their application.

●	Branding, Marketing and Administrative Consulting Services: Customers may contract with us to use the Strainwise name, logo and affinity images in their retail store locations. A monthly fee will permit a branding customer to use the Strainwise brand at a specific location. In addition, we will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate. This includes services to establish an efficient, predictable production process, as well as, nutrient recipes for consistent and appealing marijuana strains.

●	Accounting and Financial Services: For a monthly fee, we will provide a customers with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary and cultivation facility. We will provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings.

●	Compliance Services: The rules, regulations and state laws governing the production, distribution and retail sale of marijuana can be complex, and compliance may prove cumbersome. Thus, customers may contract with us to implement a compliance process, based upon the number and type of licenses and permits for their specific business. We will provide this service on both an hourly rate and stipulated monthly fee.

●	Lending: We will provide loans to individuals and businesses in the cannabis industry.

●	Lease of Cultivation Facilities and Equipment: We lease cultivation equipment and facilities on a turn-key basis to customers in the cannabis industry. We will also enter into a sale-lease-back agreement with customers for grow lights, tenant improvements and other cultivation equipment.

We do NOT grow marijuana plants, produce marijuana infused products, sell marijuana plants and/or sell marijuana infused products of any nature in any jurisdiction were such activity has not been legalized.

Basis of presentation - The unaudited interim financial statements of STWC Holdings, Inc. (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2015 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.

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

The amount of prepaid expenses and other assets as of January 31, 2016 and 2015 is $150,000 and $355,699, respectively. Current prepaid expenses and other assets are comprised of the following:

	January 31,
	2016	2015

Current
Prepaid insurance	$-	$9,512
Noncurrent
Prepaid rent	-	83,308
Security deposits	150,000	262,879
	150,000	346,187
	$150,000	$355,699

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

Commercial Operating Property – In July 2014 we purchased a commercial property that was previously leased by one of our affiliates, which we have leased back to the affiliate. The commercial property consists of land and a building that contains both a retail store and a grow facility. We have allocated $440,000 and $220,000 of the purchase price to the cost of land and to the cost of the improvements to the building, respectively. The cost of the improvements to the building will be depreciated on a straight line method over 27.5 years, which we believe is the useful life of this asset.

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	January 31,
	2016	2015
Tenant improvements:
Grow lights for cultivation purposes	$452,700	$-
Upgrades of HVAC systems	-	659,586
Upgrades of electrical generators and power equipment	-	468,589
Structural improvements	48,511	468,400
Fire suppression, alarms and surveillance systems	-	59,258

Office equipment:
Computer equipment	41,200	41,200
Office furniture and fixtures	24,450	22,251
Cultivation equipment	150,000	25,000
	716,861	1,744,284
Accumulated amortization and depreciation	(77,308)	(96,574)
	$639,553	$1,647,710

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the twelve months ended January 31, 2016 and 2015 was $227,560 and $173,972, respectively.

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

Investment in Unconsolidated Entity

The Company acquired a 50% interest in SentinelStrainwise, LLC ("SSL") in June 2015 for $25,000. We account for our investment SSL using the equity method based on the ownership interest.   Accordingly, the investment was recorded at cost, and adjustments to the carrying amount of the investment to recognize our share of the earnings or losses of SSL are made in each reporting period. In accordance with Accounting Standard Codification 810-10, Consolidation-Overall, we evaluated the fair value of our investment in SLL, and determined that there no adjustment required to the carrying amount of our original investment, other than the recognition of our share of the operating loss $13,341 for the period.

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

Trademarks - Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years.  Accumulated amortization was $1,525 and $793 at January 31 2016 and 2015, respectively, and consisted of the following at January 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$11,010	$1,525	$9,485

Deferred Rent - The Company recognizes rent expense from operating leases on the straight-line basis. Differences between the expense recognized and actual payments are recorded as deferred rent.

Revenue recognition – Until June 30, 2015, revenue had been recognized on an accrual basis as earned under terms of Fulfillment Services contracts ("Master Service Agreements")  that we entered into with  two cultivation facilities and nine retail stores (five of which sell both recreation and medical marijuana to the public, three of which on sell medical marijuana to the public, and one of which only sells recreation marijuana to the public) ("Regulated Entities") that are owned by Shawn Phillips, the former Chief Executive Office, former director of the Company, and who is also the husband of our majority owner and present Chief Executive Officer and President. Subsequent to June 30, 2015, Shawn Phillips made the decision, with the concurrence of the management of the Company, to cancel all of the above referenced Master Service Agreements.  Such cancellation was deemed advisable by Mr. Phillips and management of the Company in light of the uncertainty of the right of the Company to supply such Fulfillment Services in Colorado.

Thus, up until June 30, 2015, revenues from the Regulated Entities had been recognized based upon (i) a monthly fee of approximately $4,500 a month for branding, marketing and administrative services for each individual dispensary and retail store, plus $4,500 to $20,000 for such services provided to their cultivation facilities, (ii) a monthly fee of $3,000 for accounting and financial services, (iii) a monthly fee of $2,500 for compliance services, and (iv) the cost of nutrient supplies provided to the cultivation facilities at a premium to our bulk purchasing amounts. Since there was no additional milestone that needed to be met, other than actually buying and delivering the nutrients to the Regulated Entities, in accordance with ASC 605, the revenue was recognized in the month in which the nutrients were actually delivered to the Regulated Entities. Additionally, we leased grow facilities and equipment to the Regulated Entities for a period equal to the term of the underlying lease with an independent, third party lessor in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) plus a premium of forty percent. Since there was no additional milestone that needed to be met with respect to providing the above enumerated services, in accordance with ASC 605, the revenue was recognized in the month in which the services were provided. For the period from July 1, 2015 through January 31, 2016, revenues from the Regulated Entities consist solely of subleases of from ten to forty percent. And, since there are no additional milestones that need to be met, other than actually leasing the facilities and equipment to the Regulated Entities, in accordance with ASC 605, such revenue is recognized in the month in which the lease payments were made by us to the respective independent, third party lessors

Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. Since our inception there have been no differences between our comprehensive loss and net loss.

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

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, we have not achieved profitable operations, and have cumulative losses through January 31, 2016 of $5, 578,692, net of a $3,222,535 collection reserve for amounts due from the Regulated Entities. Our losses to date raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of our securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions and Collection Reserve for Amounts Due From Regulated Entities:

Substantially all of our revenues to date have been derived from long term contracts with the Regulated Entities that are majority owned by our former Chief Executive Officer, who is also the husband of our majority owner and President. Note that all terms and contracts between the Company and the Regulated Entities are determined by related parties and these terms can change at any time.  Related party revenue was $5,024,986 and $5,801,481, including $720,071 and $2,414,072 of revenues from discontinued operations, respectively, for the twelve months ended January 31, 2016 and 2015.  Although the Regulated Entities have been able to pay us approximately $7,612,934 of the $10,835,469 billed to them from inception through January 31, 2016, there is no assurance that they will be able to generate enough positive cash flow to repay the full amount they presently owe to us. Thus, a reserve in the amount of $3,222,535 and $2,375,533 as of January 31, 2016 and 2015, respectively, has been recorded to recognize the uncertainty of collecting the full amount owed to us from the Regulated Entities.

On June 30, 2015, Shawn Phillips made the decision, with concurrence of the management of the Company, to cancel all of the above referenced Master Service Agreements.  Such cancellation was deem advisable by Mr. Phillips and management of the Company in light of the uncertainty of the right of the Company to supply such Fulfillment Services in the state of Colorado. Concurrent with the cancellation of the Master Service Agreements, the Company laid off substantially all of its employees.

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

We entered into a lease agreement on April 1, 2014 to lease from an independent third party a cultivation facility of approximately 65,000 square feet ("51st Ave Lease") for a term of five years and nine months. The terms of the 51st Ave Lease stipulates the payment of $15,000 per month, prorated if necessary, until such time that the Lessor is able to deliver a Certificate of Occupancy, which occurred on August 1, 2014. Thereafter, lease payments are scheduled to be $176,456 per month for the first six months of the lease, and then are scheduled to be $221,833 per month for the subsequent 24 months, $231,917 per month for the subsequent 12 months, $242,000 per month for the subsequent 12 months and $247,041 per month for the final 12 months of the lease. Under the terms of the 51st Ave Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property and we are obligated to pay a security deposit in the total amount $150,000, two thirds of which has been paid, with the remaining $50,000 due by December 1, 2014. We have the option to renew the 51st Ave Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the 51st Avenue Lease. The Lessor provided all of the tenant improvements that enable the continuous cultivation of marijuana plants in the facility. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We subleased this cultivation facility to a Regulated Entity under the terms of a Master Service Agreement up until June 30, 2015, at which time the Master Service Agreement with the Regulated Entity that operates the cultivation facility was terminated. The  term of the Master Service Agreement was  for five years and nine months in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, and (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the 51st Avenue cultivation facility has been recognized on a monthly basis, as the user is charged for the amount of the sublease. On June 1, 2015, upon the cancellation of the related Master Service Agreement, we entered into a sublease with the Regulated Entity that holds the license to operate the 51st Avenue cultivation facility. The term of the sublease is for the period of July 1, 2015 terminating May 1, 2017 on a triple net lease basis, payable in a monthly lease amount of $265,800. At the end of the term of the sublease, the Company will negotiate an extension period at a monthly rate mutually acceptable to the Company and the subtenant.

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

We entered into a lease agreement on September 11, 2014 to lease a cultivation facility of approximately 20,000 square feet ("Bryant St. Lease") for a term of ten years. During the first 12 months of the lease, lease payments are scheduled to be $23,984 for the first four months and 24,531 for the next eight  months, and then are scheduled to be $24,647, $25,140, $31,221, $31,845, $32,483, $33,132, $33,794, $34,470, and $35,160 for the second through the tenth year of the lease, respectively. We are not required to provide any security deposits or first and last month's rental amounts. We have an option to purchase the building for $2,400,000 at any time during the first 36 months of the lease, provided that we deliver a purchase option notice to the Lessor prior to the end of the 33rd month of the lease. We are responsible to provide all of the tenant improvements that will enable the continuous cultivation of marijuana plants under approximately 370 grow lights. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset.  We subleased this cultivation facility to a Regulated Entity under the terms of a Master Services Agreement up until June 30, 2015, at which time the Master Service Agreement with a Regulated Entity that operates the cultivation facility was terminated.  The term of the Maser Service Agreement was for a period of 10 years in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the Bryant Street cultivation facility was recognized on a monthly basis as the user was charged for the amount of the sublease. On  1, 2015, upon the cancellation of the related Master Service Agreement, we entered into a sublease with a Regulated Entity that holds the license to operate the Bryant Street cultivation facility. The term of the sublease is for the period of July 1, 2015 terminating September 1, 2017, payable in monthly lease amounts of $42,993, on a triple net lease basis. At the end of the term of the sublease, the Company will negotiate an extension period at a monthly rate mutually acceptable to the Company and the subtenant.

Future minimum payments for these leases are:

For the twelve Months Ending January 31,
2017	2018	2019	2020	2021	Thereafter
$3,012,978,	$3,105,001	$3,302,910	$3,376,633	$672,566	$1,608,878

Note 5 – Issuance of Shares:

Through a private offering of our common stock at $1 per share, we collected $2,224,700 from subscribers, as of January 31, 2015, for 2,224,700 shares of our common stock. Coupled with the 293,000 common shares issued in connection with the conversion of the convertible note described in Note 7 herein, the issuance of 198,333 shares of common stock as stock based compensation to employees described in Note 8 herein, and the Share Exchange described in Note 1 herein, the total number of shares of common stock issued and outstanding at January 31, 2016 and 2015 was 27,141,217 shares, respectively.

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

The Company adopted the provisions of ASC 740, "Income Taxes" on 1, 2007. FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. The components of the income tax provision are as follows:

	Year Ended January 31
	2016	2015
Income tax expense (benefit):
Current:
Federal	$(1,316,263)	$(794,474
State	(161,765)	(96,812)
Deferred income tax expense (benefit):	1,478,028	(891,286)
Valuation allowance	(1,478,028)	891,286
Provision	$-	$-

We have a net operating loss carryforward for financial statement reporting purposes of $3,493,851 and $2,014,624 from the years ended January 31, 2016 and 2015, respectively

Note 7 – Settlement and Equipment Advance Payable

The Company leases its largest cultivation facility and had entered into a lease for an additional facility from the same, third party property owner. On June 10, 2014, the Company leased a cultivation facility containing approximately 113,000 square feet ("32nd Ave Lease") for a term of five years and nine months, commencing on July 1, 2014. In April, 2015 the Company terminated the lease due to the failure of the lessor to comply with the terms of the lease. The owner of the facility filed a claim against the Company, and, under the terms of a settlement of the claim, the Company agreed to pay the owner of the facility $100,100 in five (5) equal installments, beginning May 15, 2016. The amount of the settlement was recognized as a loss on the cancellation of the lease in the year ended January 31, 2016. Additionally, this same third party property owner through one of their related entities leases the 51st Avenue cultivation facility to the Company. In connection with the addition of cultivation lighting at the 51st Avenue facility, the landlord purchased grow lights for the Company in the amount of $50,000, which we have agreed to repay to the landowner in five (5) equal instalments beginning May 1, 2016.

Note 8 – Notes Payable:

Notes payable consisted of the following:

	January 31 2016			January 31, 2015
	Current	Long Term	Total	Current	Long Term	Total
Convertible notes	$2,410,000	$-	$2,410,000	$-	$550,000	$550,000
Mortgage	211,273	145,737	357,010	170,955	356,830	527,785
Equipment Note	50,000	-	50,000	-	-	-
Tenant Improvement	-	-	-	167,534	1,099,690	1,267,244
	$2,671,273	$145,737	$2,817,010	$338,489	$2,006,520	$2,345,029

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

On July 16, 2014, the terms of the Note were amended ("Amendment") wherein the holder of the Note elected to convert $200,000 of the principal of the Note into 293,000 of our common shares of stock at a price of $.6825 per share. As a component of the Amendment, we in turn elected to prepay the remaining principal balance of the Note, after the scheduled payment of the principal and accrued interest due the holder on  24, 2014, and to pay a prepayment penalty of $11,250. The difference of $93,000 in the premium of the per-share price of $0.6825 per share per the Amendment and the $1 per share per the Note, plus the amount of the prepayment penalty was charged to the loss on the early extinguishment of debt and interest expense, respectively.

On January 31, 2015, the Company entered into three convertible notes totaling up to $2,500,000, of which $2,410,000 had been received by the Company at January 31, 2016. The convertible notes are being funded by the noteholders in varying amounts from approximately   $50,000 to $550,000 per month.  The convertible notes are unsecured, have an interest rate of 25%, with the interest payable monthly.  The principal amount of the convertible notes are due on January 1, 2017.  At any time prior to the due date of the convertible  notes,  the unpaid  principal amount of the convertible note, plus any accrued but unpaid  interest,  may be converted into common stock of the Company at a per-share price of $1 per share.  The convertible loans are personally guaranteed by Shawn Phillips, a former officer of the Company and affiliate, and Erin Phillips, the majority shareholder of the Company.

For the fundings received through April 1, 2015, the conversion feature associated with the convertible notes provided for a rate of conversion that is below market value. This conversion feature is accounted for as a beneficial conversion feature. A beneficial conversion feature was recorded and classified as a debt discount on the balance sheet at the time of issuance of each convertible note with a corresponding credit to additional paid-in capital.

The discounts are amortized over the term of the convertible notes using the straight line method, which approximates the effective interest method due to the short term nature of the convertible notes. The amortized value for each period is recorded as an offset against the debt discount on the balance sheet, classified as interest expense in the statement of operations and as accretion of debt discount within the statement of cash flows. During the year ended January 31, 2016, the Company recorded a beneficial conversion feature of $650,000 in connection with the issuance of the above convertible notes. During the year ended January 31, 2016, $313,883 of the discounts were amortized to interest expense. As of January 31, 2016, $336,117 discounts remained which will be expensed in fiscal 2017.

 As of January 31, 2016, the Company was in default under the terms of the convertible notes in that it had not paid the full amount of the monthly accrued interest as it became due. As a result, all principal, plus accrued and unpaid interest owing under the terms of the convertible notes, are classified as current liabilities as of January 31, 2016.

Effective June 30, 2016, the Company entered into a debt modification agreement with the lenders.  Pursuant to the agreement, the Company will pay the lenders $84,482 each month for ten months, with the first payment due on August 15, 2016.  The $84,482 consists of past due interest of $32,482 plus current monthly interest of $52,000.  Beginning June 15, 2017 only current monthly interest of $52,000 will be due the lenders.  In addition to the above:

●	the maturity date of the loans was extended to February 2018;
●	any proceeds from any sale of the marijuana dispensaries and/or cultivation facilities owned by Shawn Phillips will be paid to the Company until the amount paid to the Company equals all principal and interest due the lenders; and
●	the proceeds from any sale of the marijuana dispensaries and/or cultivation facilities received by the Company will be paid to the lenders until all principal and interest due the lenders has been paid.

On July 26, 2014 the company entered into a mortgage payable for the purpose of purchasing a commercial operating property that contains a cultivation facility and retail store, which we lease to one of the Regulated Entities. The amount of the mortgage is $595,000, has a three year term, and has no stated rate of interest. In accordance with ASC 835-30, we imputed an interest rate for the mortgage payable of 21.36%.  The mortgage is payable in varying amounts from $11,000 to $36,000 per month, which includes interest at a  stated amount of $6,000 per month, with a balloon payment of $126,000 due in the thirty-sixth month of the term. We account for the mortgage on a straight line basis with an imputed monthly payment of principal and interests in the amount of $22,301 per month. The difference between the imputed monthly payment amount and actual payment amounts is recorded as an increase or decrease to deferred interest expense, at the time a monthly payment is made. The amount of principal and interest payments on the notes for the five year period ending January 31, 2021 are, as follows:

	January 31,
	2017	2018	2019	2020	2021
Convertible notes - interest only	$602,500	$-	$-	$-	$-
Convertible notes - principal	2,410,000	-	-	-	-
Mortgage – principal plus interest	232,000	242,000	-	-	-
Settlement and Equipment advance	150,100	-
	$3,394,600	$242,000	$-	$-	$-

Note 9 – Stock-Based Compensation:

The Company issued 198,333 shares of common stock as compensation to employees during the year ended January 31, 2015, and recognized $198,333 of expense.  The shares were fully vested upon issuance and were valued at $1.00 per share, the value on the grant date of January 31, 2015. Approximately $6,667 previously recognized as stock-based compensation was not distributed in the form of compensation, and thus, a reduction of additional paid in capital in the like amount of $6,667 recognized during the year ended January 31, 2016

Note 10 – New accounting Pronouncements:

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

Note 11 – Investment in Unconsolidated Subsidiary:

Effective June 12, 2015, we purchased a 50% interest in SentinelStainwise, LLC ("SSL"), which was recorded at our cost of $25,000 using the equity method of accounting. SSL is 50% owned by Sentinel, Inc. and the Company. It was formed for the purpose of providing consulting services to Native American entities that are considering participating in the marijuana industry.    In accordance with Accounting Standard Codification 810-10, Consolidation – Overall, we remeasured our held equity interest at the acquisition-date fair value, reduced by any operating loss of $13,341 for the period on our investment in SSL.

Fair value of 50% interest	$25,000
Recognition of operating loss of the current period	(13,341)
Fair value at January 31, 2016	$11,659

SSL recently began operations during the year ended 2016, and since there is little or no market data for SSL, our investment has been deemed a level 3 investment for valuation purposes. Thus, we used unobservable inputs to determine the fair market value of our investment in SS at January 31, 2016, and it is our belief that the fair market value of our investment in SSL is $11,659, which is the amount of our original investment, less operating losses incurred through January 31, 2016.

Note 12 – Contingencies:

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

As a result of the denial of Mr. Phillips' application, all applications for the renewal of existing licenses owned by the Regulated Entities, have been placed in an "Administrative Continuation" status, pending the resolution of the license application. Administrative Continuation status enables a licensee to continue to operate, but the licensee operates without an actual current license. Mr. Phillips is working with the MED in order to resolve this situation. However, if a resolution of the denial of his application is not reached, Mr. Phillips has advised the Company that it is his intention to appeal the denial of his application.

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

Note 13 – Discontinued Operations

As more fully described in Note 12 – Contingencies above, we discontinued providing services under the Master Service agreements to the Regulated Entities on June 30, 2015. There were no components of major assets and liabilities associated with the discontinued operations at January 31, 2016 and 2015.  The summarized discontinued operating results for the years ended January 31, 2016 and 2015, respectively, are, as follows:

	January 31,
	2016	2015
Revenues	$764,071	$2,414,072
Expenses	(1,146,758)	(1,510,542)
	$(382,687)	$903,530

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

2.1	Agreement to Exchange Securities (2)
2.2	Plan of Merger (3)
3.1(a)	Articles of Incorporation (1)
3.1(b)	Articles of Amendment dated July 21, 2004 (1)
3.1 (c)	Amendment to Articles of Incorporation dated September 5, 2014 (3)
3.3	Bylaws (1)
10.1	Exchange Option (3)
10.2	Custer Lease (2)
10.3	51st Ave. Lease (2)
10.4	Nome Lease (2)
10.5	32nd Ave. Lease (2)
10.6	Form of Master Service Agreement, together with schedule required by Instruction 2 to Item 601(a) of Regulation S-K (2)
10.7	Lock-Up/Leak-Out Agreements, together with schedule required by Instruction 2 to Item 601(a) of Regulation S-K (3)
10.8	Non-Disclosure/Non-Compete Agreements (3)
10.9	Bryant Street Lease (4)
10.10	Loan Agreement/Randall Taylor (4)
10.11	Promissory Note, Deed of Trust and Security Agreements 5110 Race Street Property (4)
10.12	Lease – 5110 Race Street (6)
10.13	Federal Heights Lease (6)
10.14
Form of Amended and Restated Senior Loan Agreement, 25% Convertible Promissory Note, Personal Guaranty Agreement and Subsidiary Guaranty Agreement, together with schedule required by instruction 2 to the Item 601 (a) of regulation S-K. (6)

21	Subsidiaries (3)
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the same exhibit filed with the Company's amended registration statement on Form 10-SB filed on October 29, 2007.
(2)	Incorporated by reference to the same exhibit filed with the Company's 8-K report filed on August 21, 2014.
(3)	Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-52825).
(4)	Incorporated by reference to the same exhibit filed with Amendment No. 1 to the Company's registration statement on Form S-1 (File #333-198797).
(5)	Incorporated by reference to the same exhibit filed with Amendment No. 2 to the Company's registration statement on Form S-1 (File #333-198797).
(6)	Incorporated by reference to the same exhibit filed with Amendment No. 3 to the Company's registration statement on Form S-1 (File .#333-198797).

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 5, 2016.

STWC HOLDINGS, INC.

By:	/s/ Erin Phillips
Erin Phillips, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Erin Phillips	President, Principal Executive, Financial	July 5, 2016
Erin Phillips	and Accounting Officer
and a Director