Form 10-Q
period 2016-04-30
STWC. Holdings, Inc.
filed 2016-08-18
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2016

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from ______________ to ______________

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,147,217 shares of common stock as of April 30, 2016.

STWC HOLDINGS, INC.

INTERIM FINANCIAL STAEMENTS

For the Three Months Ended April 30, 2016 and 2015

(UNAUDITED)

STWC HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) April 30, 2016	(Audited) January 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$25,348	$151,311
Due from affiliated entities, net of collection allowance reserve of $3,168,009 and $3,222,535 at April 30 and January 31, 2016, respectively	-	-
Total current assets	25,348	151,311
Commercial operating property, net of accumulated depreciation of $26,666 and $22,667 at April 30 and January 31, 2016, respectively	633,333	637,333
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $120,037 and $77,308 at April 30 and January 31, 2016, respectively	596,824	639,553
Security deposits	150,000	150,000
Equity method investment in unconsolidated subsidiary	11,659	11,659
Trademark, net of accumulated amortization of $1,708 and $1,525 at April 30 and January 31, 2016, respectively	9,302	9,485
Total assets	$1,426,466	$1,599,341

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$378,163	$340 605
Accrued interest	240,205	138 458
Convertible notes payable, net of discount of $0.0 and $336,117 at April 30 and January 31, 2016, respectively	2,465,000	2,073,883
Settlement and equipment advance payable	100,100	150,100
Current portion of mortgage note payable	222,760	211,273
Total current liabilities	3,406,228	2,914,319
Mortgage payable	85,369	145,737
Deferred rent and interest payable discount	1,006,857	965,319
Total liabilities	4,498,454	4,025,375
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized, 27,147,217 issued and outstanding at April 30, and January 31, 2016, respectively	-	-
Additional paid in capital	3,152,658	3,152,658
Retained (deficit)	(6,224,646)	(5,578,692
Total stockholders' equity	(3,071,988)	(2,426,034)
Total liabilities and stockholders' (deficit) equity	$1,426,466	$1,599,341

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended April 30,
	2016	2015

Rental income from Regulated Entities	$973,798	$1,223,386
Consulting services	-	2,000
Total revenues	973,798	1,225,386
Operating costs and expenses
Collection reserve for amounts due from Regulated Entities	(54,526)	943,649
Rents and other occupancy	838,183	1,156,406
Compensation	163,231	134,874
Professional, legal and consulting	96,267	60,428
Depreciation and amortization	46,911	79,031
General and administrative	35,653	13,618
Total operating costs and expenses	1,134,406	2,388,006
Loss from continuing operations	(160,608)	(1,162,620)
Other costs and expenses
Interest expense	(485,346)	(180,225)
Loss from continuing operations, before provision for taxes on income	(645,954)	(1,342,845)
Provision for taxes on income	-	-
Loss from continuing operations, net of tax	(645,954)	(1,342,845)
Loss from discontinued operations, net of tax	--	(171,329)
Net loss	$(645,954)	$(1,514,174)

Basic loss and fully diluted loss per common share
Continuing operations	$(0.02)	$(0.056)
Discontinued operations	$-	$(0.006)

Weighted average number of shares outstanding, basic and fully diluted	27,147,217	27,147,217

See accompanying notes.

STWC HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net (loss)	$(645,954)	$(1,514,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in amounts due to/from Regulated Entities	54,526	(943,648)
Increase (decrease) in collection allowance reserve for amounts due from Regulated Entities	(54,526)	943,648
Increase in accrued interest payable	101,747	26,712
Increase in prepaid expenses and other assets	-	(43,343)
Depreciation and amortization	46,728	78,848
Increase (decrease) in accounts payable	37,559	(57,473)
Decrease in discount on convertible notes	336,117	-
Increase in deferred rent and interest discount	41,538	171,119
Decrease in trademark	183	183
Net cash flow used in operating activities	(82,082)	(1,338,128)

Cash flows from investing activities:
Investment in tenant improvements and office equipment	-	(235,579)
Net cash flow used in investing activities	-	(235,579)

Cash flows from financing activities:
Proceeds from convertible notes	55,000	1,250,000
Payments on tenant allowances note and mortgage	(48,881)	(79,057)
Payment on settlement of lease termination	(50,000)	-
Net cash flows from financing activities	(43,881)	1,170,943

Net cash flows	(125,963)	(167,185)
Cash and cash equivalents, beginning of period	151,311	674,495
Cash and cash equivalents, end of period	$25,348	$507,310

Supplemental cash flow disclosures:
Cash paid for interest	$47,482	$153,513
Cash paid for income taxes	$-	$-

See accompanying notes.

STWC HOLDINGS, INC.

Notes to the Unaudited Financial Statements
April 30, 2016

Note 1 – Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – STWC HOLDINGS, INC., formerly known as Strainwise, Inc., (identified in these footnotes as "STWC" "we" "us" or the "Company") was incorporated in Colorado as a limited liability company on June 8, 2012, and subsequently converted to a Colorado corporation on January 16, 2014.

The Company was established to provide branding marketing, administrative, accounting, financial and compliance services ("Fulfillment Services") to medical and retail stores, and cultivation facilities in the regulated cannabis industry throughout the United States. Such Fulfillment Services would only be provided to stores and facilities located in geographical areas where the governing state and local ordinances allow for the unfettered provisions of such services.

The Fulfillment Services that we currently are able to provide are summarized, as follows:

●	Opportunity Assessment: For a standard fee, we will complete an Opportunity Assessment for a client, which would include financial modeling, completed with our proprietary assessment software.

●	Application Filing Assistance: Based upon our knowledge of the various rules and regulations of respective state and local jurisdictions, we will provide turn-key application preparation and submission services for a client, and/or provide consulting assistance to a client who is self-preparing their application.

●	Branding, Marketing and Administrative Consulting Services: Customers may contract with us to use the Strainwise name, logo and affinity images in their retail store locations. A monthly fee will permit a branding customer to use the Strainwise brand at a specific location. In addition, we will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate. This includes services to establish an efficient, predictable production process, as well as, nutrient recipes for consistent and appealing marijuana strains.

●	Accounting and Financial Services: For a monthly fee, we will provide customers with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary and cultivation facility. We will provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings.

●	Compliance Services: The rules, regulations and state laws governing the production, distribution and retail sale of marijuana can be complex, and compliance may prove cumbersome. Thus, customers may contract with us to implement a compliance process, based upon the number and type of licenses and permits for their specific business. We will provide this service on an hourly rate or stipulated monthly fee.

We do NOT grow marijuana plants, produce marijuana infused products, sell marijuana plants and/or sell marijuana infused products of any nature in any jurisdiction were such activity has not been legalized.

Basis of presentation - The unaudited interim financial statements of STWC Holdings, Inc. (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2016 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.

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

Security Deposits - Security deposits consists of amounts paid to the independent third party lessor of the 51st Avenue cultivation facility, and it is expected that such deposit will be returned to the Company at the end of the lease term. Security deposits consisted of the following:

	April 30, 2016	January 31, 2016

Security deposits	$150,000	$150,000

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

Tenant improvements and office equipment - Tenant improvements are recorded at cost, and are amortized over the lesser of the economic life of the asset or the term of the applicable lease period. We determined that the term of the leases applicable to our tenant improvements are less than the economic life of the respective assets that comprise our tenant improvements. Office equipment is recorded at cost and is depreciated under straight line methods over each item's estimated useful life. We review our tenant improvements and office equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Maintenance and repairs of property and equipment are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	April 30, 2016	January 31, 2016

Tenant improvements:
Grow lights for cultivation purposes	$452,700	$452,700
Structural improvements	48,511	48,511
Office equipment:
Computer equipment	41,200	41,200
Office furniture and fixtures	24,450	24,450
Cultivation equipment	150,000	150,000
	716,861	716,861
Accumulated amortization and depreciation	(120,037)	(77,308)
	$596,824	$639,553

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense for the three months and twelve months ended April 30 and January 31, 2016 was $42,730 and $73,827, respectively.

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

Investment in Unconsolidated Entity

The Company acquired a 50% interest in SentinelStrainwise, LLC ("SSL") in June 2015 for $25,000. We account for our investment SSL using the equity method based on the ownership interest.   Accordingly, the investment was recorded at cost, and adjustments to the carrying amount of the investment to recognize our share of the earnings or losses of SSL are made in each reporting period. In accordance with Accounting Standard Codification 810-10, Consolidation-Overall, we evaluated the fair value of our investment in SLL, and determined that there no adjustment required to the carrying amount of our original investment.

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

Trademarks - Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years.  Accumulated amortization was $1,708 and $1,525at April 30 and January 31, 2016, respectively and consisted of the following at April 30, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$11,010	$1,708	$9,302

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

Thus, up until June 30, 2015, revenues from the Regulated Entities had been recognized based upon (i) a monthly fee of approximately $4,500 a month for branding, marketing and administrative services for each individual dispensary and retail store, plus $4,500 to $20,000 for such services provided to their cultivation facilities, (ii) a monthly fee of $3,000 for accounting and financial services, (iii) a monthly fee of $2,500 for compliance services, and (iv) the cost of nutrient supplies provided to the cultivation facilities at a premium to our bulk purchasing amounts. Since there was no additional milestone that needed to be met, other than actually buying and delivering the nutrients to the Regulated Entities, in accordance with ASC 605, the revenue was recognized in the month in which the nutrients were actually delivered to the Regulated Entities. Additionally, we leased grow facilities and equipment to the Regulated Entities for a period equal to the term of the underlying lease with an independent, third party lessor in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, (iii) plus the amount of monthly amortization of tenant improvements, and (iv) plus a premium of forty percent. Since there was no additional milestone that needed to be met with respect to providing the above enumerated services, in accordance with ASC 605, the revenue was recognized in the month in which the services were provided. For the period from July 1, 2015 through January 31, 2016, revenues from the Regulated Entities consisted solely of subleases with mark-ups from ten to forty percent from the amounts we pay the landlords of the properties. And, since there are no additional milestones that need to be met, other than actually leasing the facilities and equipment to the Regulated Entities, in accordance with ASC 605, such revenue is recognized in the month in which the lease payments were made by us to the respective independent, third party lessors

Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception, there have been no differences between our comprehensive loss and net loss.

Net income per share of common stock - We have adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to all potential dilutive securities outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted earnings per share excludes all potential dilutive shares if their effect is anti-dilutive or would reduce net loss per share amounts. Diluted earnings per share figures are equal to those of basic earnings per share for each period, since the Company had a net loss for the periods presented.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	Three Months Ended April 30,
	2016	2015
Warrants issued to consultant	500,000	500,000
Warrants attached to common stock subscriptions	1,112,350	1,112,350
Warrants granted to holders of convertible debt	2,465,000	1,800,000
	4,077,350	3,412,350

Note 2 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We have incurred net losses of $6,224,646 since inception and have not achieved profitable operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private  sale of our securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions and Collection Reserve for Amounts Due from Affiliated Entities:

Substantially all of our revenues to date have been derived from long term contracts with the Regulated Entities that are majority owned by our former Chief Executive Officer, who is also the husband of our majority owner and President. Note that all terms and contracts between the Company and the Regulated Entities are determined by related parties and these terms can change at any time.  Related party revenue was $973,798 and $1,699,298, including $0.0 and $475,912 of revenues from discontinued operations, respectively, for the three months ended April 30, 2016 and 2015.  Although the Regulated Entities have been able to pay us approximately $8,641,258 of the $11,809,267 billed to them from inception through April 30, 2016, there is no assurance that they will be able to generate enough positive cash flow to repay the full amount they presently owe to us. Thus, a reserve in the amount of $3,168,009 and $3,222,535 as of April 30, 2016 and January 31, 2016, respectively, has been recorded to recognize the uncertainty of collecting the full amount owed to us from the Regulated Entities.

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

We made an investment in cultivation facilities that we sublease to the Regulated Entities. Through September 30, 2015, the Company leased to the Regulated Entities approximately 123,000 square feet of cultivation facilities. It was estimated that the cultivation facilities had the capacity to provide enough product to supply approximately 15 to 20 marijuana dispensaries.  However, as a result of the Grounds for Denial described in Note 8, one of the cultivation facilities, the Nome facility, with approximately 38,000 square feet, fully built-out, was not granted a license to operate, and thus, was never occupied. Plus, because of the Grounds for Denial, the Regulated Entities have not been able to obtain licenses to operate any new dispensaries, in addition to the nine that the Regulated Entities presently operate. As a result, the cultivation facilities are operating at a loss, and are unable to pay the Company the amounts owed pursuant to their subleases with the Company.  Although the marijuana dispensaries owned by the Regulated Entities are operating at a profit, the dispensaries are not able to currently pay all of the amounts billed to them by the Company, since the profits from the dispensaries are being used to fund the operating losses of the cultivation facilities.

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

We entered into a lease agreement on April 1, 2014 to lease from an independent third party a cultivation facility of approximately 65,000 square feet ("51st Ave Lease") for a term of five years and nine months. The terms of the 51st Ave Lease stipulates the payment of $15,000 per month, prorated if necessary, until such time that the Lessor is able to deliver a Certificate of Occupancy, which occurred on August 1, 2014. Thereafter, lease payments are scheduled to be $176,456 per month for the first six months of the lease, and then are scheduled to be $221,833 per month for the subsequent 24 months, $231,917 per month for the subsequent 12 months, $242,000 per month for the subsequent 12 months and $247,041 per month for the final 12 months of the lease. Under the terms of the 51st Ave Lease, we are obligated to reimburse the lessor for operating expenses applicable to the leased property and we paid the lessor a security deposit of $150,000 We have the option to renew the 51st Ave Lease at the end of the term of the lease at a mutually agreed upon rate per square foot; there is no option to purchase the property underlying the 51st Avenue Lease. The Lessor provided all of the tenant improvements that enable the continuous cultivation of marijuana plants in the facility. We account for this lease as an operating lease rather than as a capital lease, because the lease does not transfer ownership to us at the end of the lease, there is no bargain purchase price for the cultivation facility as a component of the lease, the terms of the lease are less than 75% of the economic life of the cultivation facility, and the current present value of the minimum lease payments is less than 90% of the fair market value of the asset. We subleased this cultivation facility to a Regulated Entity under the terms of a Master Service Agreement up until June 30, 2015, at which time the Master Service Agreement with the Regulated Entity that operates the cultivation facility was terminated. The  term of the Master Service Agreement was  for five years and nine months in an amount equal to the sum of (i) the monthly lease payment, (ii) plus the cost of reimbursed operating expenses paid to the lessor each month, and (iii) plus the amount of monthly amortization of tenant improvements, and (iv) a premium of forty percent. Revenue from the sublease of the 51st Avenue cultivation facility has been recognized on a monthly basis, as the user is charged for the amount of the sublease. On June 1, 2015, upon the cancellation of the related Master Service Agreement, we entered into a sublease with the Regulated Entity that holds the license to operate the 51st Avenue cultivation facility. The term of the sublease is for the period of July 1, 2015 terminating May 1, 2017 on a triple net lease basis, payable in a monthly lease amount of $265,800. At the end of the term of the sublease, the Company will negotiate an extension period at a monthly rate mutually acceptable to the Company and the subtenant.

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

Future minimum payments for these leases are:

For the twelve Months Ending April 30,
2017	2018	2019	2020	2021	Thereafter
$3,047,600	$3,178,700	$3,325000	$2,889,500	$427,500	1,510,200

Note 5 – Income Taxes:

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

	Three Months Ended April 30,		Year Ended January 31,
	2016	2015	2016

Income tax expense (benefit)
Current:
Federal	$(257,008)	$(579,936)	$(1,316,263)
State	(29,908)	(70,106)	(161,765)
Deferred income tax expense benefit	(286,916)	(650,042)	(1,478,028)
Valuation allowance	286,916	650,042	1,478,028
Provision	$-	$-	$-

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

We have a net operating loss carryforward for financial statement reporting purposes of $3,493,851 from the year ended January 31, 2016.

Note 6 – Notes Payable:

Notes payable consisted of the following:

	April 30, 2016			January 31, 2016
	Current	Long Term	Total	Current	Long Term	Total

Convertible notes	$2,465,000	$-	$2,465,000	$2,410,000	$-	$2,410,000
Mortgage	222,760	85,369	308,129	211,273	145,737	357,010
Settlement and Equipment Note	100,100	-	100,100	50,000		50,000
	$2,787,860	$85,369	$2,873,229	$2,671,273	$145,737	$2,817,010

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

On July 16, 2014, the terms of the Note were amended ("Amendment") wherein the holder of the Note elected to convert $200,000 of the principal of the Note into 293,000 of our common shares of stock at a price of $.6825 per share. As a component of the Amendment, we in turn elected to prepay the remaining principal balance of the Note, after the scheduled payment of the principal and accrued interest due the holder on June 24, 2014, and to pay a prepayment penalty of $11,250. The difference of $93,000 in the premium of the per-share price of $0.6825 per share per the Amendment and the $1 per share per the Note, plus the amount of the prepayment penalty was charged to the loss on the early extinguishment of debt and interest expense, respectively.

On January 31, 2015, the Company entered into three convertible notes totaling up to $2,500,000, of which $2,465,000 had been received by the Company at April 30, 2016. The convertible notes were funded by the noteholders in varying amounts from approximately $50,000 to $550,000 per month.  The convertible notes are unsecured, have an interest rate of 25%, with the interest payable monthly.  The principal amount of the convertible notes are due on January 1, 2017.  At any time prior to the due date of the convertible  notes,  the unpaid  principal amount of the convertible note, plus any accrued but unpaid  interest,  may be converted into common stock of the Company at a per-share price of $1 per share.  The convertible loans are personally guaranteed by Shawn Phillips, a former officer of the Company and affiliate, and Erin Phillips, the majority shareholder of the Company.

The conversion feature associated with the convertible notes provided for a rate of conversion that is below market value, and thus, a beneficial conversion feature was recorded and classified as a debt discount on the balance sheet at the time of issuance of each convertible note with a corresponding credit to additional paid-in capital. During the year ended January 31, 2016, the Company recorded a beneficial conversion feature of $650,000 in connection with the issuance of the above convertible notes, and amortized to interest expense $336,117 and $313,883 during the three months ended April 30, 2016 and the year ended January 31, 2016, respectively.

As of January 31, 2016, the Company was in default under the terms of the convertible notes in that it had not paid the full amount of the monthly accrued interest as it became due. As a result, all principal, plus accrued and unpaid interest owing under the terms of the convertible notes, are classified as current liabilities as of January 31, 2016. However, effective June 30, 2016, the Company entered into a debt modification agreement with the lenders.  Pursuant to the agreement, the Company will pay the lenders $84,482 each month for ten months, with the first payment due on August 15, 2016.  The $84,482 consists of past due interest of $32,482 plus current monthly interest of $52,000.  Beginning June 15, 2017 only current monthly interest of $52,000 will be due the lenders.  In addition to the above:

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

The amount of principal and interest payments on the notes for the five year period ending April 30, 2021 are, as follows:

	April 30,
	2017	2018	2019	2020	2021

Convertible notes - interest only	$618,900	$-	$-	$-	$-
Convertible notes - principal	2,465,000	-	-	-	-
Mortgage – principal plus interest	232,000	184,000	-	-	-
Settlement and Equipment advance	100,100	-
	$3,416,000	$184,000	$-	$-	$-

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

Note 8 – Contingencies:

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

Note 9 – Discontinued Operations:

As more fully described in Note 8 – Contingencies, we discontinued providing services under the Master Service agreements to the Regulated Entities on June 30, 2015. There were no components of major assets and liabilities associated with the discontinued operations at April 30, 2016 and 2015 and at January 31, 2016.  The summarized discontinued operating results for the three months ended April 30, 2016 and 2015 and the year ended January 31, 2016 respectively, are, as follows:

	Three Months Ended April 30,		Year Ended January 31,
	2016	2015	2016

Revenues	$-	$475,912	$764,071
Expenses	-	(647,241	(1,146,758)
	$-	$(171,329)	$(382,687

Note 10 – Subsequent Events:

In accordance with ASC 855-10 we have analyzed our operations subsequent to April 30, 2016, to the date these condensed financial statements were issued, and have determined that, other than as disclosed above, we do not have any material subsequent events to disclose in these condensed financial statements.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

In anticipation of fully implementing the Company's business plan, management of the Company met with representatives of the Colorado Marijuana Enforcement Division (the "MED") in August 2014 and presented the structure of the Company and its business plan for providing services to the retail marijuana outlets and marijuana cultivation facilities (the "Regulated Entities") owned by Shawn Phillips, a former officer and director.  Subsequent to the meeting, over 60 license applications for the cultivation and sale of marijuana were approved and licenses were granted to Shawn Phillips, while he was also serving as the Company's Chief Executive Officer, and while his wife, Erin Phillips, maintained her position as an officer and the principal shareholder of the Company.

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

Prior to June 30, 2015, the Company provided the following services to the Regulated Entities pursuant to separate Master Service Agreements:

●	Branding, Marketing and Administrative Consulting Services
●	Accounting and Financial Services
●	Compliance Services
●	Nutrient Supplier

Subsequent to June 30, 2015, Shawn Phillips, the owner of and license holder for all of the Regulated Entities, made the decision, with concurrence of the management of the Company, to cancel all of the above referenced Master Service Agreements.  The cancellation was deem advisable by Mr. Phillips and management of the Company in light of the uncertainty of the right of the Company to supply such Fulfillment Services in Colorado. The uncertainty was created by allegations contained in the Grounds for Denial issued on June 11, 2015. As a result of the cancellation of the Master Service Agreements, the Company terminated approximately 80% of its employees.

As of July 31, 2016 the Company was not providing the services listed above to any person or entity.

The Company will continue to provide real property to two cultivation facilities and to one retail store, which also contains a small cultivation facility, owned by Mr. Phillips under two subleases and one lease. Revenue from the two subleases and the one lease is recognized on a straight line basis over the term of the sublease.

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended April 30, 2016 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Rental income	D	We subleased cultivation space to the Regulated Entities at lower rates during the three months ended April 30, 2016 as compared to the same period for the prior year.

Reserve for amounts due from Regulated Entities	D
The cash flow generated by the Regulated Entities improved during the three months ended April 30, 2016, plus the amounts billed to the Regulated Entities does not include any amounts billed for charges under the terms of the Master Services Agreements, which were cancelled June 30, 2015, as compared to the same period for the prior year.

Rent and other occupancy	D
 The monthly rates for the sublease of the 51st Avenue and Bryant Street cultivation facilities were reduced $62,000 per month in the aggregate for the three months ended April 30, 2016, as compared to the same period for the prior year.

Compensation	I	The Company had more employees at higher levels of income for the three months ended April 30, 2016, as compared to the same period for the prior year.

Professional, legal and consulting	I	The Company utilized the services of consultants in a greater amount during the three months ended April 30, 2016, as compared to the same period for the prior year.

Interest expense	I	The Company had convertible debt in the amount of $2,410,000 outstanding at the beginning of the three months ended April 30, 2016, as compared to only $500,000 of such convertible debt at the beginning of the same period of the prior year.

The Regulated Entities have paid the Company approximately $8,641,000 of the $11,809,267 billed to them between January 16, 2014 and April 30, 2016, including $973,798 and $5,306,286 billed during the three months ended April 30, 2016 and the year ended January 31, 2016, respectively. However, there is no assurance that the Regulated Entities will be able to generate enough cash to pay the $3,168,009 presently owed to the Company at April 30, 2016, and as a result, the receivable from the Regulated Entities at April 30, 2016 ($3,168,009) has been fully reserved and charged to expense.

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

On March 20, 2014 the Company borrowed $850,000 from an unrelated third party.  The loan bears interest at 25% per year, payable monthly, and matured on September 21, 2014.  On October 16, 2014, the terms of the loan were amended such that $200,000 of the loan was converted into 293,000 shares of the Company's common stock and the Company agreed to pay the remaining balance of the loan ($325,000), plus accrued interest and a prepayment penalty of $11,250, prior to October 29, 2014.  The $850,000 loan was used (i) to secure approximately $217,800 of deposits for the future rental and/or purchase of cultivation facilities to lease to growers in the industry, (ii) to acquire approximately $175,000 of cultivation equipment (iii) to make approximately $63,500 of tenant improvements to cultivation facilities under lease, (iv) to pay approximately $373,000 of principal and interest to the note holder, and (v) to pay other miscellaneous expenses

As of April 30, 2016, three unrelated third parties had collectively loaned the Company $2,410,000, of which $1,800,000 was outstanding at January 31, 2016.  The loans bear interest at 25% per year, are unsecured, and become due and payable on January 31, 2017.  Interest only payments are due each month, and at the option of the lenders, the loans can be converted into shares of the Company's common stock at the rate of $1.00 per share. The loan proceeds were used to pay general and administrative expenses.  As of As of April 30, 2016, the Company was in default under the terms of the notes in that the Company had not paid the full amount of the monthly interest as it became due. As a result, all principal, plus accrued and unpaid interest owing under the terms of the notes are classified as current liabilities in the accompanying financial statements.

Effective June 30, 2016, the Company entered into a debt modification agreement with the lenders.  Pursuant to the agreement, the Company will pay the lenders $84,482 each month for ten months, with the first payment due on August 15, 2016.  The $84,482 consists of past due interest of $32,482 plus current monthly interest of $52,000.  Beginning June 15, 2017 only current monthly interest of $52,000 will be due the lenders.  In addition to the above:

●	the maturity date of the loans was extended to February 2018;

●	net proceeds from the sale of any assets of the Regulated Entities owned by Shawn Phillips will be paid to the Company until the amount paid to the Company equals all principal and interest due the lenders;

●	any proceeds derived from the sale of any assets from the Regulated Entities owned by Shawn Phillips that are received by the Company will be paid to the lenders., and

●	if the proceeds from the sale of any assets of the Regulated Entities owned by Shawn Phillips that are received by the Company are not sufficient to pay all principal and interest of the loans at the time of such sale, the Company has agreed to negotiate in good faith with the lenders mutually acceptable repayment terms.

As explained in Note 3 to the financial statements which are part of this report, in order to reduce costs, the Nome facility was closed on May 12, 2015 and on September 30, 2015, with the consent of the owner of the Nome property, the Company's lease for this property was terminated and the associated tenant improvement loan was cancelled. The Company wrote off assets comprised of tenant improvements, security deposits and prepaid lease amounts in the aggregate of $1,792,910 and  wrote off related balances comprised of a tenant improvement loan, deferred lease payments and accumulated amortization of leasehold improvements in the aggregate amount of $1,576,373. The Company received cash back from the lessor in the amount of $59,598, as the net return of certain deposits, after $94,475 was retained by the lessor as payment of the lease for the month in which the lease was cancelled. The Company recognized a loss on the cancellation of this lease in the amount of $62,507.

The Company's material sources and (uses) of cash during the three months ended April 30, 2016 and 2015 were:

	2016	2015

Cash used by operations	$(82,082)	(1,338,128)
Tenant improvements and equipment purchases	-	(235,579)
Proceeds from convertible notes	55,000	1,250,000
Loan payments	(48,881)	(79,057)
Settlement on termination of lease	(50,000)	-

As of July 31, 2016, the Company was leasing two properties in the Denver Metropolitan area which are subleased to the Regulated Entities for their marijuana cultivation and growing operations. The subleases with the Regulated Entities expire on the same date (generally between December 2019 and December 2023) as the leases with the owners of these properties.  The Company charges the Regulated Entities an amount that approximates a premium of from 36% to 50% of the amount the Company pays the lessors of these properties.

None of the persons leasing these facilities to the Company are affiliated with the Company in any way.  The Company believes the terms of the subleases are comparable to those which the Company could have obtained from unrelated third parties.

See Note 4 to the financial statements, which are part of this report, the future minimum amounts the Company is required to pay under the terms of it Operating Leases.

See Note 6 to the financial statements which are part of this report, for the future minimum payments required under the terms of loans to the Company.

As of July 31, 2016, the Company's operating expenses, excluding payments required for our operating leases, were approximately $170,000 per month, the primary components of which  are interest expense, compensation for Erin Phillips, the Company's Chief Executive Officer and President and compensation for the Company's employees and consultants.

The Company plans to fund its operations and contractual requirements through management and consulting services provided to independent third parties, and possibly through fees received for subleasing facilities to the Regulated Entities.  See "Sale of Dispensaries and Cultivation Facilities" below.

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

Sale of Dispensaries and Cultivation Facilities

Shawn Phillips, the owner of the Regulated Entities, is attempting to sell his marijuana dispensaries and cultivation facilities, which comprise all of the Regulated Entities.  It is expected that a portion of the sale proceeds will be used to pay the amounts owed to the Company by the Regulated Entities ($3,168,009 as of April 30, 2016).

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

ITEM 4.    CONTROLS AND PROCEDURES

Controls and Procedures

Under the direction and with the participation of the Company's management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2016.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.  Based upon this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2016 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

There were no changes in the Company's internal control over financial reporting during the quarter ended April 30, 2016, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

STRAINWISE, INC.

August 9, 2016	By:	/s/ Erin Phillips
Erin Phillips, President, Chief Financial and
Accounting Officer