Form 10-Q
period 2016-07-31
STWC. Holdings, Inc.
filed 2018-10-04
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2016

☐   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

 Commission file number: 000-52825

STWC HOLDINGS, INC
(Exact name of registrant as specified in its charter)

Colorado	20-8980078
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1350 Independence St., Suite 300
Lakewood, CO	80215
(Address of principal executive offices)	(Zip Code)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,140,550 shares of common stock as of October 3, 2018.

STWC HOLDINGS, INC.

INTERIM FINANCIAL STAEMENTS

For the Six Months Ended July 31, 2016 and 2015

(UNAUDITED)

STWC HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	July 31, 2016	January 31, 2016
	(Unaudited)

ASSETS
Current assets:
Cash	$7,500	$151,311
Accounts receivable	6,000	—
Assets of discontinued operations, net	1,385,467	1,417,719
Total current assets	1,398,967	1,569,030
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $19,418 and $15,284 at July 31, 2016 and January 31, 2016, respectively	5,033	9,167
Equity method investment in unconsolidated subsidiary	39,159	11,659
Trademark, net of accumulated amortization of $1,891 and $1,525 at July 31, 2016 and January 31, 2016, respectively	9,119	9,485
Total assets	$1,452,278	$1,599,341

LIABILITIES AND STOCKHOLERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$202,806	$306,128
Due to related party	156,100	—
Liabilities of discontinued operations	4,215,320	3,719,247
Total current liabilities	4,574,226	4,025,375
Commitments and contingencies	—	—
Stockholders' deficit
Common stock, no par value, 100,000,000 shares authorized, 27,140,550 issued and outstanding at July 31, 2016 and January 31, 2016, respectively	—	—
Additional Paid in Capital	3,152,658	3,152,658
Retained deficit	(6,274,606)	(5,578,692)
Total stockholders' deficit	(3,121,948)	(2,426,034)
Total liabilities and stockholders' deficit	$1,452,278	$1,599,341

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,			For the Six months Ended July 31,
	2016	2015		2016		2015

Consulting services	$—		$—		$—	$2,000
Cost of consulting services	(1,750)		—		(1,750)	—
Gross profit	(1,750)		—		(1,750)	2,000
Operating costs and expenses
Rents and other occupancy	16,984		16,984		33,969	33,453
Compensation	189,882		134,874		353,113	269,748
Professional, legal and consulting	54,239		52,057		150,506	112,484
Depreciation and amortization	2,250		2,250		4,500	4,134
General and administrative	20,469		4,270		64,808	17,890
Total operating costs and expenses	283,824		210,435		606,896	438,075
Loss from continuing operations	(285,574)		(210,435)		(608,646)	(436,075)
Other costs and expenses
Loss on equity investment in unconsolidated subsidiary	7,500		—		7,500	—
Interest and financing costs	(391)		—		(2,907)	—
Loss from continuing operations, before provision for taxes on income	(278,465)		(210,435)		(604,053)	(435,709)
Provision for taxes on income	—		—		—	—
Loss from continuing operations, net of tax	(278,465)		(210,435)		(604,053)	(435,709)
Income (loss) from discontinued operations, net of tax	228,505		(789,977)		(91,861)	(2,078,511)
Net loss	$(49,960)		$(1,000,412)		$(695,914)	$(2,514,586)
Basic earnings and fully diluted loss per common share
Continuing operations	$(0.01)	$	*		$(0.02)	$(0.02)
Discontinued operations	$0.01		$(0.03)	$	*	$(0.08)

Basic and fully diluted weighted average number of shares outstanding	27,140,550		27,140,550		27,140,550	27,140,550

(*) Less than $0.01 per share

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended July 31,
	2016	2015

Cash flows from operating activities:
Net (loss)	$(695,914)	$(2,514,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,134	3,768
Decrease in trademark	366	366
Income on equity investment in unconsolidated subsidiary	(7,500)	—
Increase in accounts receivable	(6,000)	—
Increase in accounts payable and accrued expenses	(103,322)	90,062
Net cash flow used in operating activities from continuing operations	(808,236)	(2,420,390)
Net cash flow used in operating activities from discontinued operations	291,558	512,634
Net cash flow used in operating activities	(516,678)	(1,907,756)
Cash flows from investing activities:
Investment in unconsolidated subsidiary	(20,000)	—
Net cash flow used in investing activities from continuing operations	(20,000)	—
Net cash flow used in investing activities from discontinued activities	—	(75,000)
Net cash flow used in investing activities	(20,000)	(75,000)
Cash flows from financing activities:
Cash advances from related parties	156,100	—
Net cash flows provided by financing activities from continuing operations	156,100	—
Net cash flow provided by financing activities from discontinued activities	236,767	1,311,797
Net cash flows provided by financing activities	392,867	1,311,797
Net cash flows	(143,811)	(670,959)
Cash and equivalent, beginning of period	151,311	674,495
Cash and equivalent, end of period	$7,500	$3,536
Supplemental cash flow disclosures:
Cash paid for interest	$407,814	$373,441
Cash paid for income taxes	$—	$—

See accompanying notes.

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICT)
(Unaudited)

	Common Stock		Additional Capital In Excess of Par	Deficit
	Shares	Amount	Value	Accumulated	Total

Balance, January 31, 2016	27,140,550	—	$3,152,658	$(5,578,692)	$(2,426,034)
Net Loss	—	—	—	(695,914)	(695,914)
Balance, July 31, 2016	27,140,550	—	$3,152,658	$(6,274,606)	$(3,121,948)

Note 1 – Organization

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

The Fulfillment Services that the Company is currently able to provide are summarized, as follows:

●
Opportunity Assessment: For a standard fee, the Company will complete an Opportunity Assessment for a client, which would include financial modeling, completed with the Company's proprietary assessment software.

●
Application Filing Assistance: Based upon the Company's knowledge of the various rules and regulations of respective state and local jurisdictions, the Company will provide turn-key application preparation and submission services for a client, and/or provide consulting assistance to a client who is self-preparing their application.

●
Branding, Marketing and Administrative Consulting Services: Customers may contract with the Company to use the Strainwise®name, logo and affinity images in their retail store locations. A monthly fee will permit a branding customer to use the Strainwise® brand at a specific location. In addition, the Company will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate. This includes services to establish an efficient, predictable production process, as well as, nutrient recipes for consistent and appealing marijuana strains.

●
Accounting and Financial Services: For a monthly fee, the Company will provide a customer with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary and cultivation facility. The Company will provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings.

●
Compliance Services: The rules, regulations and state laws governing the production, distribution and retail sale of marijuana can be complex, and compliance may prove cumbersome. Thus, customers may contract with the Company to implement a compliance process, based upon the number and type of licenses and permits for their specific business. The Company will provide this service on both an hourly rate and stipulated monthly fee.

●	Lending: The Company will provide loans to individuals and businesses in the cannabis industry.

The Company does NOT grow marijuana plants, produce marijuana infused products, sell marijuana plants and/or sell marijuana infused products of any nature in any jurisdiction were such activity has not been legalized.

Note 2 – Summary of significant accounting policies

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents. Under current banking regulations, not all marijuana centric entities are afforded normal banking privileges. And thus, because of the Company's perceived association with the Regulated Entities, the Company has not been able to maintain a corporate bank account at any federally or state charted banking institution.

Tenant improvements and office equipment – Tenant improvements and office equipment are recorded at cost and is depreciated under straight line methods over each item's estimated useful life. Management reviews the Company's tenant improvements and office equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Maintenance and repairs of property and equipment are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	July 31, 2016	January 31, 2016

Leasehold improvements	$2,200	$2,200
Office equipment, furniture and fixtures	22,251	22,251
	24,451	24,451
Accumulated amortization and depreciation	(19,418)	(15,284)
	$5,033	$9,167

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for each of the three months ended July 31, 2016 and 2015 was $2,067, respectively. Amortization and depreciation expense related to tenant improvements and office equipment for each of the six months ended July 31, 2016 and 2015 was $4,134, respectively.

Income taxes – The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Investment in Unconsolidated Entity – The Company acquired a 50% interest in SentinelStrainwise, LLC ("SSL") in June 2015 for $25,000. The Company accounts for its investment SSL using the equity method based on the ownership interest. Accordingly, the investment was recorded at cost, and adjustments to the carrying amount of the investment to recognize the Company's share of the earnings or losses of SSL are made in each reporting period. In accordance with Accounting Standard Codification 810-10, Consolidation-Overall, the Company evaluated the fair value of the Company's investment in SLL and determined that there no adjustment required to the carrying amount of the Company's original investment, other than the recognition of the Company's share of the operating income $7,500 for the period.

Long-Lived Assets – In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Accumulated amortization was $1,891 and $1,525 at July 31, 2016 and January 31, 2016, respectively, and consisted of the following at July 31, 2016:
	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$11,010	$1,891	$9,119

Discontinued Operations – During November 2017, the Company settled all remaining operations related to its rental activities with regulated entities. As a consequence of the disposition, the operating results and the assets and liabilities of the discontinued operations, which formerly comprised the rental operations, are presented separately in the Company's financial statements. Summarized financial information for the discontinued rental business is shown below. Prior period balances have been reclassified to present the operations of the rental business as a discontinued operation.

Discontinued Operations Income Statement

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015

Rental income from the Regulated Entities (Affiliates)	$973,797	$1,193,579	$1,947,995	$2,416,965
Total revenues	973,797	1,193,579	1,947,995	2,416,965
Operating costs and expenses
Reserve for amounts due from Regulated Entities (Affiliates)	(276,685)	448,735	(331,211)	1,392,384
Rents and other occupancy	803,464	1,016,930	1,624,662	2,156,868
Depreciation and amortization	37,202	70,851	81,864	147,631
Total operating costs and expenses	563,981	1,536,516	1,375,315	3,696,883
Operating (loss)/income from discontinued operations	409,816	(342,937)	572,680	(1,279,918)
Other income and (expenses)
Interest expense	(181,313)	(235,682)	(664,141)	(415,906)
Loss from discontinued operations	$(228,503)	$(578,619)	$(91,461)	$(1,695,824)

The Company anticipates continued expenses through the end of calendar 2017 related to the discontinued operations.

The individual assets and liabilities of the discontinued agricultural business are combined in the captions "Assets of discontinued operation" and "Liabilities of discontinued operation" in the consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:
Discontinued Operations Balance Sheet

	July 31, 2016	January 31, 2016

ASSETS
Due from Regulated Entities (Affiliates), net of collection allowance reserve of $2,565,516 and $3,222,535 at July 31, 2016 and January 31, 2016, respectively.	$—	$—
Prepaid rent	27,112	—
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $143,389 and $62,025 at July 31, 2016 and January 31, 2016, respectively	549,022	630,386
Commercial operating property, net of accumulated amortization of $30,667 and $22,667 at July 31, 2016 and January 31, 2016, respectively	629,333	637,333
Prepaid expenses and other assets	180,000	150,000
Total assets	$1,385,467	$1,417,719

LIABILITIES
Accounts payable and accrued expenses	$—	$34,477
Settlement of equipment advance payable		150,100
Accrued interest payable	397,692	138,458
Deferred rent	1,139,643	965,319
Mortgage payable	202,660	357,010
Convertible notes payable	—	2,073,883
Notes payable	2,465,000	—
Total liabilities	$4,204,996	$3,719,247

In addition to discontinuing rental activities, the Company discontinued providing services under the Master Service agreements to the Regulated Entities on June 30, 2015. There were no components of major assets and liabilities associated with the discontinued operations at July 31, 2016 and 2015 and at January 31, 2016. The summarized discontinued operating results for the three six months ended July 31, 2015, respectively, are, as follows:
	Three Months Ended July 31, 2015	Six Months Ended July 31, 2015

Revenues	$288,159	$764,071
Expenses	(499,517)	(1,146,758)
	$(211,358)	$(382,687)

Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. Since the Company's inception there have been no differences between the Company's comprehensive loss and net loss.

Net income per share of common stock – The Company has adopted applicable FASB Codification regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and ensure that there are proper controls in place to ascertain that the Company's financial statements properly reflect the change. New pronouncements assessed by the Company recently are discussed below:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases ("ASU 2016-02"). The guidance in this new standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting and eliminates the current real estate-specific provisions for all entities. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02.

In July 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which among other things, these amendments require the measurement of all expected credit losses of financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of the pronouncement.

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has not achieved profitable operations, and have cumulative losses through July 31, 2016 of $6.3 million. The Company's losses to date raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the Company's achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of its securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Fair value of financial instruments

The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor do the Company utilize derivative instruments in the management of the Company's foreign exchange, commodity price or interest rate market risks.

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

Note 5 – Operating Leases

The Company entered into a lease agreement with an affiliate for the Company's corporate office needs, consisting of 6,176 square feet of office space. The lease originally provided for a 31-month period, that commenced in January 2014 through October 31, 2016. The lease was extended in November 2016 for a 5-year period ending October 31, 2021. This lease to the Company is on the same terms and conditions as is the direct lease between the affiliate and the independent lessor. Consequently, the Company believes that the lease terms to the Company are comparable to lease terms the Company would receive directly from third party lessors in the Company's market, because the related party terms mirror the terms of the direct lease between the independent, third party lessor and the affiliated entity.

During the three months ended July 31, 2016 and 2015, rent expense for each period was $16,984. During the six months ended July 31, 2016 and 2015, rent expense was $33,969 and $33,453, respectively.

As of July 31, 2016, future minimum lease payments are as follows:

For the Fiscal Year Ending January 31,
Remainder of 2017	$30,234
2018	53,250
2019	54,250
2020	55,250
2021	56,250
2022	42,750
Thereafter	—
Total minimum lease payments	$291,984

Note 6 – Due to Related Party

The Company borrowed $156,100 from related parties to fund operations during the six months ended July 31, 2016. The loans do not carry an interest rate and do not have a maturity date. As of July 31, 2016, the Company owed related parties $156,100. The Company did not owe any money to related parties as of January 31, 2016.

Note 7 – Contingencies

Subsequent to the end of the quarter, the Company was named as a defendant in one civil suit filed with the District Court of the City and County of Denver, Colorado (the "Court"): This discussion of the Headgate Agreement is qualified in its entirety by the provisions of the agreement, which was attached as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 19, 2018.

Note 8 – Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued ("subsequent events") as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, ("recognized subsequent events"). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date ("non-recognized subsequent events").

Recognized Subsequent Events

Subsequent to the end of the quarter the Company discontinued its rental of real property business and cancelled all remaining leases and settled all remaining related operations. These operations are now presented as discontinued operations on the Company's financial statements. A summary of the discontinued operations is included in Note 2 – Summary of Significant Accounting Policies.

Unrecognized Subsequent Events

Subsequent to the end of the quarter the Company expects to dissolve Sentinel Strainwise, LLC in 2018. The agreement between the Company and the Confederated Tribes of Warm Springs described in the Company's 10-K report for the period ending January 31, 2016 was terminated on or around December 22, 2016. As a result of the termination of the agreement, the funds held by Sentinel Strainwise, LLC, a joint venture company in which the Company holds 50% equity interest, were distributed back to the partners of the joint venture.

Subsequent to the end of the quarter, the Company has entered into management and licensing agreements with a private entity in Puerto Rico 49% owned by Erin Phillips to operate five dispensaries and two cultivation operations in Puerto Rico. While public companies are not currently allowed to own a beneficial interest in licensed cannabis businesses in Puerto Rico, the Company intends to negotiate the right to acquire the private company at an agreed to price in the event that regulations permit public company ownership in the future.

Subsequent to the end of the quarter, in order to continue to fund ongoing California operations, on or around April 6, 2018, the Company entered into a loan agreement ("Loan Agreement") with Green Acres Partners, LLC, a California limited liability company ("Green Acres") whereby Green Acres agreed to loan the Company $205,000 in exchange for a promissory note ("Note") issued by the company in the principal amount of $205,000. The Note matures no later than September 1, 2020, with payments to begin no later than September 1, 2018; however, payments may begin sooner than such date in the event operations in San Diego begin sooner. The Note carries an interest rate of 12% per year, with an 18% default interest rate. The principal balance of the Note may be accelerated upon default or transfer. This discussion of the Note and loan agreement is qualified in its entirety by the provisions of those documents, which are attached hereto as Exhibits. The Company will require additional capital, which it may be required to raise on unfavorable terms, in order to continue its operations.

For additional information on the above subsequent events see the Company's Current Report on Form 8-K filed with the SEC on June 19, 2018.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

Overview

We were established to provide sophisticated Fulfillment Services to medical and retail stores, and cultivation facilities in the regulated cannabis industry throughout the United States. Such Fulfillment Services would only be provided to stores and facilities located in geographical areas where the governing state and local ordinances allow for the unfettered provisions of such services.

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

●
Branding, Marketing and Administrative Consulting Services: Customers may contract with us to use the Strainwise® name, logo and affinity images in their retail store locations. A monthly fee will permit a branding customer to use the Strainwise® brand at a specific location. In addition, we will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate. This includes services to establish an efficient, predictable production process, as well as, nutrient recipes for consistent and appealing marijuana strains.

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

Subsequent to the end of the quarter, through December 2017, we provided rental related activities to with regulated entities, that have been discontinued. In addition to discontinuing rental activities, we discontinued providing services under the Master Service agreements to the Regulated Entities on June 30, 2015. These operations are both presented as discontinued operations in our financial statements.

Results of Operations

Comparison of the Three Months Ended July 31, 2016 to the Three Months Ended July 31, 2015
	For the Three Months Ended July 31,		Change
	2016	2015	$	%

Consulting services	$—	$—	$—	—
Cost of consulting services	(1,750)	—	(1,750)	3,252
Gross profit	(1,750)	—	(1,750)	1,823
Operating costs and expenses
Rents and other occupancy	16,984	16,984	—	—
Compensation	189,882	134,874	55,008	41
Professional, legal and consulting	54,239	52,057	2,182	4
Depreciation and amortization	2,250	2,250	—	—
General and administrative	20,469	4,270	16,199	379
Total operating costs and expenses	283,824	210,435	73,389	36
Loss from continuing operations	(285,574)	(210,435)	(75,139)	36
Other costs and expenses	7,109	—	7,109	100
Loss from continuing operations, before provision for taxes on income	(278,465)	(210,435)	(68,030)	32
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(278,465)	(210,435)	(68,030)	28
Income (loss) from discontinued operations, net of tax	228,505	(789,977)	1,018,482	(129)
Net income/(loss)	$(49,960)	$(1,000,412)	$950,452	(95)

Comparison of the Six Months Ended July 31, 2016 to the Six Months Ended July 31, 2015

	For the Six Months Ended July 31,		Change
	2016	2015	$	%

Consulting services	$—	$2,000	$(2,000)	(100)
Cost of consulting services	(1,750)	—	(1,750)	100
Gross profit	(1,750)	2,000	3,750	188
Operating costs and expenses
Rents and other occupancy	33,969	33,453	516	2
Compensation	353,113	269,748	83,365	31
Professional, legal and consulting	150,506	112,484	38,022	34
Depreciation and amortization	4,500	4,500	—	—
General and administrative	64,808	17,890	46,918	262
Total operating costs and expenses	606,896	438,075	(172,571)	39
Loss from continuing operations	(608,646)	(436,075)	170,014	40
Other costs and expenses	4,593	—	4,593	100
Loss from continuing operations, before provision for taxes on income	(604,053)	(436,075)	(172,571)	40
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(604,053)	(436,075)	(167,978)	39
Income (loss) from discontinued operations, net of tax	(91,861)	(2,078,511)	(653,500)	(96)
Net income/(loss)	$(695,914)	$(2,514,586)	$1,818,672	(72)

Material changes in line items in our Statement of Operations for the three and six months ended July 31, 2016 as compared to the same periods last year, are discussed below:

●	Rent and other occupancy – Rent increased for six months as the result of the imbedded price increases in our lease.

●	Compensation – Compensation increased as a result of discontinuing operations and our focus on our consulting services.

●	Professional, legal, and consulting – Professional fees increased due to reduced regulatory compliance during the current periods.
●
General and administrative – General and administrative expenses include marketing, travel, and office expenses. These expenses fluctuate from period to period but have been driven by our shift in focus from discontinued operations to consulting services.

Liquidity and Capital Resources

Our net cash flows are as follows (in thousands):
	For the Six Months Ended July 31,
	2016	2015

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(516,678)	$(1,907,756)
Net cash used in investing activities	(20,000)	(75,000)
Net cash used in/provided by financing activities	392,867	1,311,797
Net change in cash	$(143,811)	$(670,959)

Operating Activities

Our cash used in operating activities was primarily for compensation expenditures, professional fees, rent expense, general and administrative expenses, and payments to vendors. Cash used in operating activities was partially offset by cash derived from our discontinued operations. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures and our working capital requirements.

Investing Activities

Our cash used in investing activities was related to our discontinued operations.

Financing Activities

Our cash provided by financing activities was from advances from related parties and funds received from discontinued operations.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of this report for a description of the Company's significant accounting policies.

Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2016. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of July 31, 2016, primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2016, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information.

None.
Item 6.     Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from STWC Holdings, Inc.'s quarterly report on Form 10-Q for the three months ended July 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statement of Changes in Stockholders' Deficit; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STWC HOLDINGS, INC.

October 3, 2018	By:	/s/ Erin Phillips
Erin Phillips, President, Chief Financial and
Accounting Officer