Form 10-Q
period 2016-10-31
STWC. Holdings, Inc.
filed 2018-10-05
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2016

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,140,550 shares of common stock as of October 3, 2018.

STWC HOLDINGS, INC.

INTERIM FINANCIAL STAEMENTS

For the Nine Months Ended October 31, 2016 and 2015

(UNAUDITED)

STWC HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	October 31, 2016	January 31, 2016
	(Unaudited)

ASSETS
Current assets:
Cash	$7,500	$151,311
Accounts receivable	6,000	—
Assets of discontinued operations, net	1,465,413	1,417,719
Total current assets	1,478,913	1,569,030
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $21,272 and $15,284 at October 31, 2016 and January 31, 2016, respectively	3,179	9,167
Equity method investment in unconsolidated subsidiary	39,159	11,659
Trademark, net of accumulated amortization of $2,074 and $1,525 at October 31, 2016 and January 31, 2016, respectively	8,936	9,485
Total assets	$1,530,187	$1,599,341

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$292,671	$306,128
Due to related party	156,650	—
Liabilities of discontinued operations	4,204,995	3,719,247
Total current liabilities	4,654,316	4,025,375
Commitments and contingencies	—	—
Stockholders' deficit
Common stock, no par value, 100,000,000 shares authorized, 27,140,550 issued and outstanding at October 31, 2016 and January 31, 2016, respectively	—	—
Additional Paid in Capital	3,152,658	3,152,658
Retained deficit	(6,276,787)	(5,578,692)
Total stockholders' deficit	(3,124,129)	(2,426,034)
Total liabilities and stockholders' deficit	$1,530,187	$1,599,341

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended October 31,			For the Nine months Ended October 31,
	2016	2015		2016		2015

Consulting services	$—		$—		$—	$2,000
Cost of consulting services	—		—		(1,750)	—
Gross profit	—		—		(1,750)	2,000
Operating costs and expenses
Rents and other occupancy	16,984		16,984		50,953	50,437
Compensation	176,406		154,995		529,519	424,743
Professional, legal and consulting	36,326		121,508		186,832	233,992
Depreciation and amortization	2,037		2,250		6,537	6,750
General and administrative	46,604		23,626		111,412	40,762
Total operating costs and expenses	278,357		319,363		885,253	756,684
Loss from continuing operations	(278,357)		(319,363)		(887,003)	(754,684)
Other costs and expenses
Income on equity investment in unconsolidated subsidiary	—		—		7,500	—
Interest and financing costs	(385)		—		(3,292)	—
Loss from continuing operations, before provision for taxes on income	(278,742)		(319,363)		(882,795)	(754,684)
Provision for taxes on income	—		—		—	—
Loss from continuing operations, net of tax	(278,742)		(319,363)		(882,795)	(754,684)
Income (loss) from discontinued operations, net of tax	276,561		(184,458)		184,700	(2,263,723)
Net income/(loss)	$(2,181),		$(503,821)		$(698,095)	$(3,018,407)
Basic earnings and fully diluted loss per common share
Continuing operations	$(0.01)	$	*		$(0.03)	$(0.03)
Discontinued operations	$0.01	$	*	$	*	$(0.08)

Basic and fully diluted weighted average number of shares outstanding	27,140,550		30,630,701		27,140,550	27,147,217

(*) Less than $0.01 per share

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net (loss)	$(698,095)	$(3,018,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,988	6,201
Decrease in trademark	549	549
Income on equity investment in unconsolidated subsidiary	(7,500)	—
Increase in accounts receivable	(6,000)	—
Increase in accounts payable and accrued expenses	(13,457)	105,759
Net cash flow used in operating activities from continuing operations	(718,515)	(2,905,898)
Net cash flow used in operating activities from discontinued operations	201,287	(888,533)
Net cash flow used in operating activities	(517,228)	(2,017,365)
Cash flows from investing activities:
Investment in unconsolidated subsidiary	(20,000)	(25,000)
Net cash flow used in investing activities from continuing operations	(20,000)	(25,000)
Net cash flow used in investing activities from discontinued activities	—	(75,000)
Net cash flow used in investing activities	(20,000)	(100,000)
Cash flows from financing activities:
Cash advances from related parties	156,650	—
Net cash flows from financing activities from continuing operations	156,650	—
Net cash flow from financing activities from discontinued activities	236,767	1,446,406
Net cash flows from financing activities	393,417	1,446,406
Net cash flows	(143,811)	(670,959)
Cash and equivalent, beginning of period	151,311	674,495
Cash and equivalent, end of period	$7,500	$3,536
Supplemental cash flow disclosures:
Cash paid for interest	$576,251	$47,482
Cash paid for income taxes	$—	$—

See accompanying notes.

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICT)
(Unaudited)

	Common Stock		Additional Capital In Excess of Par	Deficit
	Shares	Amount	Value	Accumulated	Total

Balance, January 31, 2016	27,140,550	—	$3,152,658	$(5,578,692)	$(2,426,034)
Net Loss	—	—	—	(698,095)	(698,095)
Balance, October 31, 2016	27,140,550	—	$3,152,658	$(6,276,787)	$(3,124,129)

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	October 31, 2016	January 31, 2016

Leasehold improvements	$2,200	$2,200
Office equipment, furniture and fixtures	22,251	22,251
	24,451	24,451
Accumulated amortization and depreciation	(21,272)	(15,284)
	$3,179	$9,167

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for each of the three months ended October 31, 2016 and 2015 was $1,854 and $2,067, respectively. Amortization and depreciation expense related to tenant improvements and office equipment for each of the nine months ended October 31, 2016 and 2015 was $5,988 and $6,201, respectively.

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

Investment in Unconsolidated Entity – The Company acquired a 50% interest in SentinelStrainwise, LLC ("SSL") in June 2015 for $25,000. The Company accounts for its investment SSL using the equity method based on the ownership interest. Accordingly, the investment was recorded at cost, and adjustments to the carrying amount of the investment to recognize the Company's share of the earnings or losses of SSL are made in each reporting period. In accordance with Accounting Standard Codification 810-10, Consolidation-Overall, the Company evaluated the fair value of the Company's investment in SLL and determined that there no adjustment required to the carrying amount of the Company's original investment, other than the recognition of the Company's share of the operating income $7,500 for the nine months ended October 31, 2016.

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

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Accumulated amortization was $2,074 and $1,525 at October 31, 2016 and January 31, 2016, respectively, and consisted of the following at October 31, 2016:
	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$11,010	$2,074	$8,936

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

Discontinued Operations Income Statement

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015

Rental income from the Regulated Entities (Affiliates)	$973,798	$1,063,125	$2,921,393	$3,480,090
Total revenues	973,798	1,063,125	2,921,393	3,480,090
Operating costs and expenses
Reserve for amounts due from Regulated Entities (Affiliates)	(325,807)	19,850	(657,018)	1,412,234
Rents and other occupancy	800,438	912,681	2,425,100	3,069,548
Depreciation and amortization	54,554	45,876	136,418	193,873
Total operating costs and expenses	529,185	978,407	1,904,500	4,675,655
Operating (loss)/income from discontinued operations	444,613	84,718	1,016,893	(1,195,565)
Other income and (expenses)
Loss from cancellation of lease and related tenant improvement loan	—	(62,503)	—	(62,503)
Interest expense	(168,052)	(207,061)	(832,193)	(622,968)
Loss from discontinued operations	$276,561	$(184,458)	$184,700	$(1,881,036)

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

The individual assets and liabilities of the discontinued agricultural business are combined in the captions "Assets of discontinued operation" and "Liabilities of discontinued operation" in the consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheet

	October 31, 2016	January 31, 2016

ASSETS
Due from Regulated Entities (Affiliates), net of collection allowance reserve of $2,565,516 and $3,222,535 at October 31, 2016 and January 31, 2016, respectively.	$—	$—
Prepaid rent	134,112	—
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $186,443 and $62,025 at October 31, 2016 and January 31, 2016, respectively	505,968	630,386
Commercial operating property, net of accumulated amortization of $34,667 and $22,667 at October 31, 2016 and January 31, 2016, respectively	625,333	637,333
Prepaid expenses and other assets	200,000	150,000
Total assets	$1,465,413	$1,417,719

LIABILITIES
Accounts payable and accrued expenses	$—	$34,477
Settlement of equipment advance payable		150,100
Accrued interest payable	397,692	138,458
Deferred rent	1,139,643	965,319
Mortgage payable	202,660	357,010
Convertible notes payable	—	2,073,883
Notes payable	2,465,000	—
Total liabilities	$4,204,995	$3,719,247

The Company discontinued providing services under the Master Service agreements to the Regulated Entities on June 30, 2015. There were no components of major assets and liabilities associated with the discontinued operations at October 31, 2016 and 2015 and at January 31, 2016. The summarized discontinued operating results for the three Nine months ended October 31, 2015, respectively, are, as follows:
	Three Months Ended October 31, 2015	Nine Months Ended October 31, 2015

Revenues	$—	$764,071
Expenses	—	(1,146,758)
	$—	$(382,687)

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

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has not achieved profitable operations, and have cumulative losses through October 31, 2016 of $6.3 million. The Company's losses to date raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the Company's achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of its securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the three months ended October 31, 2016 and 2015, rent expense for each period was $16,984. During the nine months ended October 31, 2016 and 2015, rent expense was $50,953 and $50,437, respectively.

As of October 31, 2016, future minimum lease payments are as follows:

For the Fiscal Year Ending January 31,
Remainder of 2017	$13,250
2018	53,250
2019	54,250
2020	55,250
2021	56,250
2022	42,750
Thereafter	—
Total minimum lease payments	$275,000

Note 6 – Due to Related Party

The Company borrowed $156,650 from related parties to fund operations during the six months ended October 31, 2016. The loans do not carry an interest rate and do not have a maturity date. As of October 31, 2016, the Company owed related parties $156,650. The Company did not owe any money to related parties as of January 31, 2016.

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

Results of Operations

Comparison of the Three Months Ended October 31, 2016 to the Three Months Ended October 31, 2015
	For the Three Months Ended October 31,		Change
	2016	2015	$	%

Consulting services	$—	$—	$—	—
Cost of consulting services	—	—	—	—
Gross profit	—	—	—	—
Operating costs and expenses
Rents and other occupancy	16,984	16,984	—	—
Compensation	176,406	154,995	21,411	14
Professional, legal and consulting	36,326	121,508	(85,182)	(70)
Depreciation and amortization	2,073	2,250	(213)	(9)
General and administrative	46,604	22,872	23,732	104
Total operating costs and expenses	278,357	318,609	(40,252)	(13)
Loss from continuing operations	(278,357)	(318,609)	40,252	(13)
Other costs and expenses	(385)	—	(385)	100
Loss from continuing operations, before provision for taxes on income	(278,742)	(318,609)	39,867	(13)
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(278,742)	(318,609)	39,867	(13)
Income (loss) from discontinued operations, net of tax	276,561	(185,212)	461,773	249
Net income/(loss)	$(2,181)	$(503,821)	$501,640	(100)

Comparison of the Nine Months Ended October 31, 2016 to the Nine Months Ended October 31, 2015

	For the Nine Months Ended October 31,		Change
	2016	2015	$	%

Consulting services	$—	$2,000	$(2,000)	(100)
Cost of consulting services	(1,750)	—	(1,750)	100
Gross profit	(1,750)	2,000	3,750	188
Operating costs and expenses
Rents and other occupancy	50,953	50,437	516	1
Compensation	529,519	424,743	104,776	25
Professional, legal and consulting	186,832	233,992	(47,160)	(20)
Depreciation and amortization	6,537	6,750	(213)	(3)
General and administrative	111,412	40,762	70,650	173
Total operating costs and expenses	885,253	756,684	128,569	17
Loss from continuing operations	(887,003)	(754,684)	(132,319)	18
Other costs and expenses	4,208	—	4,208	100
Loss from continuing operations, before provision for taxes on income	(882,795)	(754,684)	(128,111)	17
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(882,795)	(754,684)	(128,111)	17
Income (loss) from discontinued operations, net of tax	184,700	(2,263,723)	2,448,423	(108)
Net income/(loss)	$(698,095)	$(3,018,407)	$2,320,312	(77)

Material changes in line items in our Statement of Operations for the three and Nine months ended October 31, 2016 as compared to the same periods last year, are discussed below:

●	Rent and other occupancy – Rent increased for nine months as the result of the imbedded price increases in our lease.
●	Compensation – Compensation increased as a result of discontinuing operations and our focus on our consulting services.
●	Professional, legal, and consulting – Professional fees decreased due to reduced regulatory compliance and the Company not having reduced accounting fees during the current periods.
●
General and administrative – General and administrative expenses include marketing, travel, and office expenses. These expenses fluctuate from period to period but have been driven by our shift in focus from discontinued operations to consulting services.

Liquidity and Capital Resources

Our net cash flows are as follows (in thousands):
	For the Nine Months Ended July 31,
	2016	2015

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(517,228)	$(1,907,756)
Net cash used in investing activities	(20,000)	(75,000)
Net cash used in/provided by financing activities	393,417	1,311,797
Net change in cash	$(143,811)	$(670,959)
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

Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2016. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2016, primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the quarter ended October 31, 2016, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

101**
The following materials from STWC Holdings, Inc.'s quarterly report on Form 10-Q for the three months ended October 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statement of Changes in Stockholders' Deficit; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

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