Form 10-K
period 2017-01-31
STWC. Holdings, Inc.
filed 2018-10-09
CIK 1400683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52825

STWC HOLDINGS, INC
(Exact name of registrant as specified in its charter)

Colorado	20-8980078
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1350 Independence St., Suite 300
Lakewood, CO	80215
(Address of principal executive office)	(Zip Code)

(303) 736-2442
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on July 31, 2016 was $1.5 million-.

As of October 1, 2018, the Registrant had 27,140,550 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None.

STWC Holdings, Inc.
Form 10-K
For the Year Ended January 31, 2017

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

The identification in this report of factors that may affect Our future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1.       BUSINESS

General

On August 19, 2014, pursuant to an Agreement to Exchange Securities (the "Agreement"), the Company (formerly named 4th Grade Films, Inc.) acquired approximately 90% of the outstanding common stock of Strainwise, Inc., a Colorado corporation ("Strainwise Colorado"), in exchange for 23,124,184 shares of our common stock.

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

As a result of the acquisition, between September 2014 and June 2015 the Company provided the following services to the retail marijuana outlets and marijuana cultivation facilities (the "Regulated Entities") owned by Shawn Phillips, the Company's former Chief Executive Officer.  The services were provided pursuant to a number of Master Service Agreements with the Regulated Entities. Subsequent to the end of the year these Master Service Agreements and all related leases have been terminated and are now treated as discontinued operations.

We are now providing sophisticated Fulfillment Services to medical and retail stores, and cultivation facilities in the regulated cannabis industry throughout the United States. Such Fulfillment Services would only be provided to stores and facilities located in geographical areas where the governing state and local ordinances allow for the unfettered provisions of such services.

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

●
Accounting and Financial Services: For a monthly fee, we will provide a customer with a fully implemented general ledger system, with an industry centric chart of accounts, which enables management to readily monitor and manage all facets of a marijuana medical dispensary and cultivation facility. We will provide bookkeeping, accounts payable processing, cash management, general ledger processing, financial statement preparation, state and municipal sales tax filings, and state and federal income tax compilation and filings.

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

Warm Springs Native American Tribe

We have a fifty percent equity interest in Sentinel Strainwise, LLC, a joint venture between us and Sentinel Capital Funding. The purpose of the joint venture is to help advance responsible economic development on Native American land through cannabis related businesses. The joint venture will provide capital and cultivation design and construction services, as well as general management consulting, branding, compliance, leasing and accounting and financial services to sovereign Native American tribes throughout the United States.

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

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use, possession, cultivation and sale remains a violation of federal law.

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

As of June 28, 2018, 30 states and the District of Columbia allow their citizens to use Medical Marijuana. Additionally, Colorado, Oregon and Washington have legalized cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of such federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government's enforcement of such current federal laws could cause significant financial damage to we and our shareholders. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments or the enactment of new and more restrictive laws.

General

Our offices are located at 1350 Independence Street, Suite 300, Lakewood, CO 80215. We lease our offices from an entity controlled by Erin Phillips, our President and a director. The lease is for 6,176 square feet of office space that originally was for January 2014 through October 2016, however, the lease was extended during November 2016 for an additional five years through October 31, 2021. The base rent provided for in the extended lease is as follows:

Time Period	Rate	Monthly Payment
November 1, 2016 – October 31, 2017	$13.25/SF FSG	$4,416.67
November 1, 2017 – October 31, 2018	$13.50/SF FSG	$4,500.00
November 1, 2018 – October 31, 2019	$13.75/SF FSG	$4,583.33
November 1, 2019 – October 31, 2020	$14.00/SF FSG	$4,666.67
November 1, 2020 – October 31, 2021	$14.25/SF FSG	$4,750.00

As of October 3, 2018, we had four full time employees.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

See Item 1 of this report for discussion of our lease in Lakewood, which is our only property interest.

ITEM 3.       LEGAL PROCEEDINGS

On June 10, 2014, the Company leased a cultivation facility containing approximately 113,000 square feet ("32nd Ave Lease") for a term of five years and nine months, commencing on July 1, 2014. In April, 2015 the Company terminated the lease due to the failure of the lessor to comply with the terms of the lease. The owner of the facility filed a claim against the Company, and, under the terms of a settlement, the Company agreed to pay the owner of the facility $100,100 in five (5) equal installments, beginning May 15, 2016. The amount of the settlement was recognized as a loss on the cancellation of the lease during the year ended January 31, 2016. We are currently named as a defendant in one civil suit filed with the District Court of the City and County of Denver, Colorado (the "Court"): This discussion of the Headgate Agreement is qualified in its entirety by the provisions of the agreement, which was attached as an Exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2018.

Headgate II, LLC, a Colorado limited liability company ("Headgate"), filed a summons and amended complaint with the Court, case number 2017CV031934, on May 25, 2017. In the amended complaint, Headgate accuses us of forcible entry and detainer, breach of lease, and unjust enrichment.

ITEM 4.       MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Prior to September 25, 2014 our common stock was quoted in the OTC Markets under the trading symbol "FHGR". On September 25, 2014 our trading symbol changed to "STWC". Our stock is currently quoted on OTC's Pink Marketplace. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated as reported by the OTC Markets Group, Inc.

	High	Low
Year ended January 31, 2019
Second Quarter	$0.51	$0.08
First Quarter	$0.12	$0.08

Year ended January 31, 2018
Fourth Quarter	$0.25	$0.08
Third Quarter	$0.25	$0.17
Second Quarter	$0.35	$0.17
First Quarter	$0.44	$0.35

Year ended January 31, 2017
Fourth Quarter	$0.44	$0.37
Third Quarter	$0.38	$0.37
Second Quarter	$0.47	$0.37
First Quarter	$0.47	$0.43

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. Our Board of Directors is not restricted from paying any dividends, but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid. The Company currently intends to retain any future earnings to finance future growth. Any future determination to pay dividends will be at the discretion of our directors and will depend on its financial condition, results of operations, capital requirements and other factors the board of directors considers relevant. The Company has not paid dividends to date.

Our Articles of Incorporation authorize the Board of Directors to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult, even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.No shares of preferred stock have been issued.

As of October 3, 2018, the Company had approximately 130 shareholders of record and 27,150,550 outstanding shares of common stock.

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

Historical Overview

On August 19, 2014, the Company acquired approximately 90% of the outstanding shares of Strainwise, Inc., a Colorado corporation, in exchange for 23,124,184 shares of our common stock. Strainwise was organized in Colorado on June 8, 2012 as a limited liability company, and converted to a Colorado corporation on January 16, 2014. On September 12, 2014 the Company acquired the remaining outstanding shares of Strainwise Colorado in exchange for 2,517,700 shares of our common stock.

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

Subsequent to the end of the year, during December 2017, we ceased rental related activities. As a result, these operations have been retrospectively disclosed as discontinued operations.

Results of Operations

Comparison of the Year Ended January 31, 2017 to the Year Ended January 31, 2016
	For the Years Ended January 31,		Change
	2017	2016	$	%

Consulting services	$25,000	$37,000	$(12,000)	(32)
Cost of consulting services	(1,750)	—	(1,750)	100
Gross profit	23,250	37,000	(13,750)	(37)
Operating costs and expenses
Rents and other occupancy	64,230	67,421	(3,218)	(5)
Compensation	732,219	594,796	137,423	23
Professional, legal and consulting	182,581	381,844	(199,263)	(52)
Depreciation and amortization	8,575	9,001	(426)	(5)
General and administrative	299,789	74,507	2,25,282	302
Total operating costs and expenses	1,287,367	1,120,902	166,465	15
Loss from continuing operations	(1,264,117)	(1,083,902)	(180,215)	17
Other costs and expenses	3,213	(13,341)	16,554	(124)
Loss from continuing operations, before provision for taxes on income	(1,260,904	(1,097,243)	(163,661)	15
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(1,260,904)	(1,097,243)	(163,661)	15
Income (loss) from discontinued operations, net of tax	285,682	(2,396,608)	2,682,290	(112)
Net loss	$(975,222)	$(3,493,851)	$2,518,629	(72)

Material changes in line items in our Statement of Operations for the years ended January 31, 2017 as compared to the same period last year, are discussed below:

●	Rent and other occupancy – Rent decreased as the result of the imbedded price increases in our lease.
●	Compensation – Compensation increased as a result of discontinuing operations and our focus on our consulting services.
●	Professional, legal, and consulting – Professional fees decreased due to reduced regulatory compliance and the Company not having reduced accounting fees during the current periods.
●
General and administrative – General and administrative expenses include marketing, travel, and office expenses. These expenses fluctuate from period to period but have been driven by our shift in focus from discontinued operations to consulting services.

Liquidity and Capital Resources

Management believes the change in focus along with our substantial industry knowledge, defined growth strategy, and minimal expense structure will allow us to ultimately achieve profitability. We have restructured our operating expenses sufficiently and believe that our ongoing sources of revenue will be sufficient to cover these expenses for the foreseeable future.

As of January 31, 2017, we had a stockholders' deficit of $975,420 million and recurring losses from operations. To manage cash flow, we have sold our property for $1 million.

As of January 31, 2017, we had approximately $133,189 in cash and working deficit of $3.5 million.

Our Consolidated Financial Statements as of and for the year ended January 31, 2017 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate assets.

Our ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. We can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms.

Our net cash flows are as follows:
	For the Years Ended January 31,
	2017	2016

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,003,498)	$(2,100,455)
Net cash used in investing activities	980,000	70,000
Net cash used in/provided by financing activities	5,376	1,647,271
Net change in cash	$(18,122)	$(523,184)

Operating Activities

Our primary uses of cash from operating activities have been for compensation expenditures, professional fees, rent expense, general and administrative expenses, payments to our vendors, and expenditures related to discontinued operations. The uses of cash from operating activities were partially offset by receipts from consulting services. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures and our working capital requirements.

Investing Activities

Cash provided by investing activities was primarily from the sale of an owned facility, that is part of our discontinued operations, which is partially offset by an investment into our unconsolidated subsidiary.

Financing Activities

Our cash used in financing was primarily the result of funds used in our discontinued operations, which was partially offset by advances from related parties.

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Our ability to find new sources of revenue;
●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry;
●	Legalization of recreational marijuana in more states; and

Other than the foregoing, we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on:

●	revenues or expenses;
●	any material increase or decrease in liquidity; or
●	expected sources and uses of cash.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of this report for a description of our significant accounting policies. We did not have any off-balance sheet arrangements as of January 31, 2017.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements and accompanying notes included as part of this report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction and with the participation of our management, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2017. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of January 31, 2017 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of its internal control over financial reporting as of January 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of January 31, 2017 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only its management's report in this Annual Report on Form 10-K.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

The Annual Report on Form 10-K does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole Officer and Director is listed below. Our director is generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until a successor is elected and qualified. Executive officers are elected by our Director and serve at her discretion.

Name	Age	Position
Erin Phillips	39	President, Chief Financial and Accounting Officer and a Director

The following is a brief summary of the background of Erin Phillips including her principal occupation during the five preceding years.

Erin Phillips has been an officer and director of the Company since December 2011. Erin has over 18 years of operational and management experience. Erin is one of the early pioneers in the marijuana industry in Colorado and is one of the founders of the Company. In concert with her spouse, Shawn Phillips, she has been instrumental in the management of the operations of the Regulated Entities since the date they were either purchased as an existing retail store, or initially opened for medical marijuana sales beginning in 2010. Erin is responsible for managing the marketing, advertising and promotions at the Regulated Entities, and is responsible for establishing and expanding the brand recognition of the Strainwise name and logo throughout our target markets. Prior to establishing Strainwise, Erin spent 13 years in the mortgage industry as a business owner, audit and funding supervisor, title company closer, mortgage loan processer, and loan originator. Ms. Phillips filed a personal bankruptcy petition in May 2009, and received a discharge in August 2009. Erin Phillips' experience in the marijuana industry, coupled with her prior business experience, qualifies her to serve as the director of the Company.

Erin Phillips is not independent as that term is defined in Section 803 of the NYSE MKT Company Guide.

The Company does not have a financial expert, as that term is defined by the Securities and Exchange Commission.

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Board of Directors, to the extent required. Our Board of Directors believes that the cost of associated with such committees, has not been justified under its current circumstances.

Given our limited operations to date, our Board of Directors believes that its current members have sufficient knowledge and experience to fulfill the duties and obligations of an audit committee. None of the current Board members is an "audit committee financial expert" within the meaning of the rules and regulations of the Securities and Exchange Commission.

Our Board of Directors does not currently have a policy for the qualification, identification, evaluation, or consideration of board candidates and does not think that such a policy is necessary at this time, because it believes that, given the limited scope of our operations, a specific nominating policy would be premature and of little assistance until its operations are at a more advanced level. Currently the entire Board decides on nominees.

Our Board of Directors does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Company does not have any restrictions on shareholder nominations under its articles of incorporation or bylaws. The only restrictions are those applicable generally under Utah law and the federal proxy rules. The Board will consider suggestions from individual shareholders, subject to an evaluation of the person's merits. Shareholders may communicate nominee suggestions directly to the Board, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

During the year ended January 31, 2017, no officer of the Company was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

Our Board of Directors does not have a "leadership structure" since each board member is free to introduce any resolution at any meeting of its directors and is entitled to one vote at any meeting.

Holders of our common stock may send written communications to its entire board of directors, or to one or more board members, by addressing the communication to "the Board of Directors" or to one or more directors, specifying the director or directors by name, and sending the communication to our offices in Lakewood, Colorado. Communications addressed to the Board of Directors as whole will be delivered to each board member. Communications addressed to a specific director (or directors) will be delivered to the director (or directors) specified.

Security holder communications not sent to the Board of Directors as a whole or to specified board members will be relayed to board members.

Our director serves until the next annual meeting of its shareholders and until their successors have been duly elected and qualified. our officer serves at the discretion of our directors. We do not compensate any person for acting as a director. Our current officer and director was elected to her position in August 2015.

We do not have an Incentive Stock option Plan, Non-Qualified Stock Option Plan, or a Stock Bonus Plan.

Section16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors and named executive officers, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. As a practical matter, we assist our directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during 2017, all of our named executive officers and directors filed the required reports on a timely basis under Section 16(a) of the Exchange Act.

ITEM 11.      EXECUTIVE COMPENSATION

The following table shows compensation awarded to, earned by, or paid to our officers during the periods indicated:

						All Other
Fiscal						Annual
Year				Stock	Option	Compen-
Name and Principal	Ending	Salary	Bonus	Awards	Awards	sation
Position	January 31,	(1)	(2)	(3)	(4)	(5)	Total

Erin Phillips	2017	$180,000	—	—	—	—	$180,000
President, Chief	2016	$167,189	—	--	--	--	$167,189
Financial and
Accounting Officer

Shawn Phillips	2017	—	—	—	—	—	—
Former Chief	2016	$79,266	—	—	—	—	$79,266

1.	The dollar value of base salary (cash and non-cash) earned during the year. During the two years ended January 31, 2017 no non-cash compensation was earned by any of the persons listed in the table.
2.	The dollar value of bonus (cash and non-cash) earned during the year. During the two years ended January 31, 2017 no non-cash compensation was earned by any of the persons listed in the table.
3.	During the periods covered by the table, the value of our shares issued as compensation for services to the persons listed in the table.
4.	The value of all stock options granted during the periods covered by the table.
5.	All other compensation received that we could not properly report in any other column of the table.
6.	This person resigned his position with us on June 30, 2015.

The following shows the amounts we expect to pay to our officers during the twelve months ending January 31, 2018 and the amount of time these persons expect to devote to us.

Name	Projected Compensation	% of time to be devoted to our business
Erin Phillips	$ 180,000	90%

During the two years ended January 31, 2017 we did not compensate any person for acting as a director.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership, as of June 10, 2016, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over their shares of common stock.
Name	Shares Owned	% of Outstanding Shares
Erin Phillips	23,124,184	86%

All officers and directors as a group (one person)	23,124,184	86%

The address of each person listed above is 1350 Independence St., Suite 300 Lakewood, CO 80215.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As explained in Item 1 of this report, prior to June 30, 2015 substantially all of our revenue through June 30, 2015 was derived pursuant to the Master Service Agreements, all of which were cancelled on June 30, 2015, that the Company had with entities controlled by Shawn Phillips, our former officer and director, and the spouse of Erin Phillips, our sole Officer and Director.  We continued to lease cultivation facilities to entities controlled by Mr. Phillips. Subsequent to June 30, 2015, substantially all of our revenues were derived from subleases of real property to entities controlled by Shawn Phillips. Subsequent to the end of the year we discontinued leasing facilities to entities controlled by Mr. Phillips. These operations have been classified as discontinued operations.

Subsequent to the end of the quarter, we entered into management and licensing agreements with a private entity in Puerto Rico 49% owned by Erin Phillips to operate five dispensaries and two cultivation operations in Puerto Rico. While public companies are not currently allowed to own a beneficial interest in licensed cannabis businesses in Puerto Rico, we intend to negotiate the right to acquire the private company at an agreed to price in the event that regulations permit public company ownership in the future.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC served as our independent registered public accountant for the years ended January 31, 2017 and 2016.

The following table shows the aggregate fees billed to us by BF Borgers CPA PC for the periods shown.
	Year ended January 31,
	2017	2016
Audit Fees	$—	$55,246
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$—	$55,246

Audit fees – Consist of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our 10-K and 10-Q reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees – Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

Tax Fees – Consist of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees – Consist of fees for products and services provided by our principal accountants.

STWC HOLDINGS, INC.

FINANCIAL STATEMENTS

For the Years Ended January 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of STWC Holdings, Inc.:

We have audited the accompanying balance sheet of STWC Holdings, Inc., formerly known as Strainwise, Inc., ("the Company") as of January 31, 2017 and 2016 and the related statement of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of STWC Holdings, Inc., as of January 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Lakewood, CO
October 5, 2018

STWC HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	January 31,
	2017	2016

ASSETS
Current assets:
Cash	$133,189	$151,311
Assets of discontinued operations, net	663,280	1,417,719
Total current assets	796,469	1,569,030
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $23,126 and $15,284 at January 31, 2017 and 2016, respectively	1,325	9,167
Equity method investment in unconsolidated subsidiary	39,159	11,659
Trademark, net of accumulated amortization of $2,257 and $1,525 at January 31, 2017 and 2016, respectively	8,753	9,485
Total assets	$845,706	$1,599,341

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$190,958	$306,128
Due to related party	298,731	—
Liabilities of discontinued operations	3,757,471	3,719,247
Total current liabilities	4,247,160	4,025,375
Commitments and contingencies	—	—
Stockholders' deficit
Common stock, no par value, 100,000,000 shares authorized, 27,140,550 issued and outstanding at January 31, 2017 and 2016, respectively	—	—
Additional Paid in Capital	3,152,658	3,152,658
Retained deficit	(6,554,112)	(5,578,692)
Total stockholders' deficit	(3,401,454)	(2,426,034)
Total liabilities and stockholders' deficit	$845,706	$1,599,341

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2017	2016

Consulting services	$23,250	$37,000
Gross profit	23,250	37,000
Operating costs and expenses
Rents and other occupancy	64,203	67,421
Compensation	732,219	594,796
Professional, legal and consulting	182,581	381,844
Stock-based compensation	—	(6,667)
Depreciation and amortization	8,575	9,001
General and administrative	299,789	74,507
Total operating costs and expenses	1,287,351	1,120,902
Loss from continuing operations	(1,264,101)	(1,083,902)
Other costs and expenses
Loss on equity investment in unconsolidated subsidiary	7,500	(13,341)
Interest and financing costs	(4,287)	—
Loss from continuing operations, before provision for taxes on income	(1,261,102)	(1,097,243)
Provision for taxes on income	—	—
Loss from continuing operations, net of tax	(1,261,102)	(1,097,243)
Gain/(Loss) from discontinued operations, net of tax	285,682	(2,396,608)
Net loss	$(975,420)	$(3,493,851)
Basic earnings and fully diluted loss per common share
Continuing operations	$(0.05)	$(0.04)
Discontinued operations	$0.01	$(0.09)
Basic and fully diluted weighted average number of shares outstanding	27,140,550	27,140,550

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENT OF CASH FLOWS

	January 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(975,420)	$(3,493,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,843	8,269
Decrease in trademark	732	732
Stock-based compensation	—	(6,667)
Increase in inventory	—	—
Increase in accounts payable and accrued expenses	(115,170)	244,714
Increase in advances	—	—
Loss on equity investment in unconsolidated subsidiary	(7,500)	13,341
Net cash flow used in operating activities from continuing operations	(736,540)	(3,233,462)
Net cash flow (used in)/provided by operating activities from discontinued operations	(266,958)	1,133,007
Net cash flow used in operating activities	(1,003,498)	(2,100,455)
Cash flows from investing activities:
Investment in unconsolidated subsidiary	(20,000)	(25,000)
Net cash flow used in investing activities from continuing operations	(20,000)	(25,000)
Net cash flow provided by/(used in) investing activities from discontinued activities	1,000,000	(45,000)
Net cash flow provided by/used in investing activities	980,000	(70,000)
Cash flows from financing activities:
Cash advances from related parties	298,731	—
Net cash flows from financing activities from continuing operations	298,731	—
Net cash flow from financing activities from discontinued activities	(293,355)	1,647,271
Net cash flows from financing activities	5,376	1,647,271
Net cash flows	(18,122)	(523,184)
Cash and equivalent, beginning of period	151,311	674,495
Cash and equivalent, end of period	$133,189	$151,311
Supplemental cash flow disclosures:
Cash paid for interest	$759,526	$635,997
Cash paid for income taxes	$—	$—

See accompanying notes.

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICT)
For the Years Ended January 31, 2017 and 2016

	Common Stock		Additional Capital In Excess of Par	Deficit
	Shares	Amount	Value	Accumulated	Total
Balance, January 31, 2015	27,147,217	—	$2,509,325	$(2,084,841)	$424,484
Beneficial conversion feature of the convertible notes	—	—	650,000	—	650,000
Stock-based compensation	(6,667)	—	(6,667)	—	(6,667)
Net loss	—	—	—	(3,493,851)	(3,493,851)
Balance, January 31, 2016	27,140,550	—	3,152,658	(5,578,692)	(2,426,034)
Net loss	—	—	—	(975,420)	(975,420)
Balance, January 31, 2017	27,140,550	—	$3,152,658	$(6,554,112)	$(3,401,454)

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

●
Branding, Marketing and Administrative Consulting Services: Customers may contract with the Company to use the Strainwise® name, logo and affinity images in their retail store locations. A monthly fee will permit a branding customer to use the Strainwise® brand at a specific location. In addition, the Company will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate. This includes services to establish an efficient, predictable production process, as well as, nutrient recipes for consistent and appealing marijuana strains.

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

Cash and cash equivalents – For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents. Under current banking regulations, not all marijuana centric entities are afforded normal banking privileges. And thus, because of the Company's perceived association with the Regulated Entities, we have not been able to maintain a corporate bank account at any federally or state charted banking institution.

Tenant improvements and office equipment – Tenant improvements and office equipment are recorded at cost and is depreciated under straight line methods over each item's estimated useful life. The Company reviews tenant improvements and office equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Maintenance and repairs of property and equipment are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	January 31,
	2017	2016

Leasehold improvements	$2,200	$2,200
Office equipment, furniture and fixtures	22,251	22,251
	24,451	24,451
Accumulated amortization and depreciation	(23,126)	(15,284)
	$1,325	$9,167

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the fiscal years ended January 31, 2017 and 2016 was $1,576 and $7,843, respectively.

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

Investment in Unconsolidated Entity – The Company acquired a 50% interest in SentinelStrainwise, LLC ("SSL") in June 2015 for $25,000. The Company accounts for its investment SSL using the equity method based on the ownership interest. Accordingly, the investment was recorded at cost, and adjustments to the carrying amount of the investment to recognize the Company's share of the earnings or losses of SSL are made in each reporting period. In accordance with Accounting Standard Codification 810-10, Consolidation-Overall, we evaluated the fair value of the Company's investment in SLL and determined that there no adjustment required to the carrying amount of the Company's original investment, other than the recognition of the Company's share of the operating income of $7,500 for the period.

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

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Accumulated amortization was $2,257 and $1,525 at January 31, 2017 and 2016, respectively, and consisted of the following at January 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$11,010	$2,257	$8,753

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

Discontinued Operations Income Statement

	Year Ended January 31,
	2017	2016

Rental income from the Regulated Entities (Affiliates)	$3,895,191	$4,260,917
Total revenues	3,895,191	4,260,917
Operating costs and expenses
Reserve for amounts due from Regulated Entities (Affiliates)	(698,854)	928,002
Rents and other occupancy	3,271,179	3,877,336
Depreciation and amortization	183,105	218,559
General and administrative	12,471	—
Total operating costs and expenses	2,767,901	5,023,897
Income (loss) from continuing operations	1,127,290	(762,980)
Other income and (expenses)
Interest expense	(1,044,590)	(1,088,338)
Loss on cancellation of lease and related tenant improvement loan	—	(62,503)
Loss on settlement and cancellation of leases	—	(100,100)
Gain on sale of assets	376,935	—
Income (loss) from discontinued operations, net o	$459,635	$(2,013,921)

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

The individual assets and liabilities of the discontinued agricultural business are combined in the captions "Assets of discontinued operation" and "Liabilities of discontinued operation" in the consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:
Discontinued Operations Balance Sheet

	January 31,
	2017	2016

ASSETS

Due from Regulated Entities (Affiliates), net of collection allowance reserve of $2,523,681 and $3,222,535 at January 31, 2017 and 2016, respectively	$—	$—
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $147,271 and $62,024 at January 31, 2017 and 2016, respectively	353,940	630,386
Commercial operating property, net of accumulated amortization of $5,641 and $22,667 at January 31, 2017 and 2016, respectively	109,340	637,333
Prepaid expenses and other assets	200,000	150,000
Total assets	$663,280	$1,417,719

LIABILITIES
Accounts payable and accrued expenses	$55,102	$34,477
Settlement of equipment advance payable	—	150,100
Accrued interest payable	423,522	138,458
Deferred rent and discount on mortgage payable	1,102,857	965,319
Mortgage payable	—	357,010
Convertible notes payable	—	2,073,883
Notes payable	2,000,000	—
Total liabilities	$3,581,499	$3,719,247

In addition to discontinuing rental activities, the Company discontinued providing services under the Master Service agreements to the Regulated Entities on June 30, 2015. There were no components of major assets and liabilities associated with the discontinued operations at January 31, 2017 and 2016. The summarized discontinued operating results for the years ended January 31, 2017 and 2016, respectively, are, as follows:

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

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2016-15.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition- Construction-Type and Production-Type Contracts. ASU 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018. The Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. The Company intends to apply the modified retrospective approach upon adoption in the first quarter of 2018. The new standard will not impact the Company's revenue. The new standard will not have a material impact on the timing or classification of the Company's cash flows as reported in the Consolidated Statement of Cash Flows and is not expected to have a significant impact on the Company's Consolidated Statement of Operations. The Company does not anticipate any adjustments as a result of implementing the new standard.

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

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, we have not achieved profitable operations, and have cumulative losses through January 31, 2017 of $6.6 million. the Company's losses to date raise substantial doubt about our ability to continue as a going concern. the Company's ability to continue as a going concern is dependent upon the Company achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of the Company's securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Fair value of financial instruments

The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of the Company's foreign exchange, commodity price or interest rate market risks.

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

Note 5 – Investment in Unconsolidated Subsidiary:

Effective June 12, 2015, we purchased a 50% interest in SentinelStainwise, LLC ("SSL"), which was recorded at the Company's cost of $25,000 using the equity method of accounting. SSL is 50% owned by Sentinel, Inc. and the Company. It was formed for the purpose of providing consulting services to Native American entities that are considering participating in the marijuana industry. In accordance with Accounting Standard Codification 810-10, Consolidation – Overall, we remeasured the Company's held equity interest at the acquisition-date fair value, reduced by any operating income of $7,500 for the period on the Company's investment in SSL.

Fair value of 50% interest at January 31, 2016	$11,659
Investment during current period	20,000
Recognition of operating income of the current period	7,500
Fair value at January 31, 2017	$39,159

SSL recently began operations during the year ended 2016, and since there is little or no market data for SSL, our investment has been deemed a level 3 investment for valuation purposes. Thus, we used unobservable inputs to determine the fair market value of our investment in SSL at January 31, 2017, and it is management's belief that the fair market value of our investment in SSL is $39,159, which is the amount of the Company's original investment, less operating losses incurred through January 31, 2017.

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

The Company adopted the provisions of ASC 740, "Income Taxes" on July 1, 2007. FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. The components of the income tax provision are as follows:

	Year Ended January 31,
	2017	2016

Income tax expense (benefit):
Current:
Federal	$(345,893)	$(1,316,263)
State	(41,911)	(161,765)
Deferred income tax expense (benefit):	(387,804)	(1,478,028)
Valuation allowance	387,804	1,478,028
Provision	$—	$—

We have a net operating loss carryforward for financial statement reporting purposes of $6,554,112 and $5,578,692 from the years ended January 31, 2017 and 2016, respectively.

Note 7 – Stock-Based Compensation:

The Company issued 198,333 shares of common stock as compensation to employees during the year ended January 31, 2015, and recognized $198,333 of expense. The shares were fully vested upon issuance and were valued at $1.00 per share, the value on the grant date of January 31, 2015. Approximately $6,667 previously recognized as stock-based compensation was not distributed in the form of compensation, and thus, a reduction of additional paid in capital in the like amount of $6,667 recognized during the year ended January 31, 2016.

Note 8 - Operating Leases

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

During the years ended January 31, 2017 and 2016, rent expense for each period was $64,203 and $67,421, respectively.

As of January 31, 2017, future minimum lease payments are as follows:

For the Fiscal Year Ending January 31,
2018	$53,250
2019	54,250
2020	55,250
2021	56,250
2022	42,750
Thereafter	—
Total minimum lease payments	$261,750

Note 9 – Due to Related Party

The Company borrowed $298,731 from related parties to fund operations during the year ended January 31, 2017. The loans do not carry an interest rate and do not have a maturity date. As of January 31, 2017, the Company owed related parties $298,731. The Company did not owe any money to related parties as of January 31, 2016.

Note 10 – Contingencies

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

Note 11 – Subsequent Events

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

PART IV

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

STWC HOLDINGS, INC.

October 5, 2018	By:	/s/ Erin Phillips
Erin Phillips, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Erin Phillips	President, Principal Financial	October 5, 2018
Erin Phillips	and Accounting Officer
and a Director