Form 10-Q
period 2017-04-30
STWC. Holdings, Inc.
filed 2018-10-09
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2017

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

STWC HOLDINGS, INC.

INTERIM FINANCIAL STAEMENTS

For the Three Months Ended April 30, 2017 and 2016

(UNAUDITED)

STWC HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	April 30, 2017	January 31, 2017
	(Unaudited)

ASSETS
Current assets:
Cash	$62,227	$133,189
Accounts Receivable	3,000	—
Assets of discontinued operations, net	621,268	663,280
Total current assets	686,495	796,469
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $24,003 and $23,126 at April 30, 2017 and January 31, 2017, respectively	448	1,325
Equity method investment in unconsolidated subsidiary	39,159	39,159
Notes receivable	4,000	—
Trademark, net of accumulated amortization of $2,440 and $2,257 at April 30, 2017 and January 31, 2017, respectively	8,570	8,753
Total assets	$738,672	$845,706

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$344,682	$190,958
Due to related party	367,360	298,731
Liabilities of discontinued operations	3,876,726	3,757,471
Total current liabilities	4,588,768	4,247,160
Commitments and contingencies	—	—
Stockholders' deficit
Common stock, no par value, 100,000,000 shares authorized, 27,140,550 issued and outstanding at April 30, 2017 and January 31, 2017, respectively	—	—
Additional Paid in Capital	3,152,658	3,152,658
Retained deficit	(7,002,754)	(6,554,112)
Total stockholders' deficit	(3,850,096)	(3,401,454)
Total liabilities and stockholders' deficit	$738,672	$845,706

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months Ended April 30,
	2017	2016

Consulting services	$128,500	$—
Cost of consulting services	(58,693)	—
Gross profit	69,807	23,250
Operating costs and expenses
Rents and other occupancy	13,250	16,985
Compensation	120,979	163,231
Professional, legal and consulting	19,003	96,267
Depreciation and amortization	1,060	2,250
General and administrative	87,314	44,339
Total operating costs and expenses	241,606	323,072
Loss from continuing operations	(171,799)	(323,072)
Other costs and expenses
Loss on equity investment in unconsolidated subsidiary	—	—
Interest and financing costs	(530)	(2,516)
Loss from continuing operations, before provision for taxes on income	(172,329)	(325,588)
Provision for taxes on income	—	—
Income/(loss) from continuing operations, net of tax	(172,329)	(325,588)
Loss from discontinued operations, net of tax	(276,313)	(320,366)
Net income/(loss)	$(448,642)	$(645,954)
Basic earnings and fully diluted loss per common share
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	$(0.01)	$(0.01)

Basic and fully diluted weighted average number of shares outstanding	27,140,550	27,140,550

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended April 30,
	2017	2016

Cash flows from operating activities:
Net (loss)	$(448,642)	$(645,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (Increase) in prepaid expenses and other assets	—	—
Depreciation and amortization	877	2,067
Decrease in trademark	183	183
Increase in accounts receivable	(3,000)	—
Increase in accounts payable and accrued expenses	153,724	(17,543)
Net cash flow used in operating activities from continuing operations	(296,858)	(661,247)
Net cash flow used in operating activities from discontinued operations	161,267	579,165
Net cash flow used in operating activities	(135,591)	(82,082)
Cash flows from investing activities:
Purchase of equipment	—	—
Net cash flow used in investing activities from continuing operations	—	—
Net cash flow used in investing activities from discontinued activities	—	—
Net cash flow used in investing activities	—	—
Cash flows from financing activities:
Cash advances for Puerto Rico notes receivable	(4,000)	—
Cash advances from related parties	68,629	—
Net cash flows from financing activities from continuing operations	64,629	—
Net cash flow from financing activities from discontinued activities	—	(43,881)
Net cash flows from financing activities	64,629	(43,881)
Net cash flows	(70,962)	(125,963)
Cash and equivalent, beginning of period	133,189	151,311
Cash and equivalent, end of period	$62,227	$25,348

Supplemental cash flow disclosures:
Cash paid for interest	$42,809	$47,482
Cash paid for income taxes	$—	$—

See accompanying notes.

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICT)
(Unaudited)

	Common Stock		Additional Capital In Excess of Par	Deficit
	Shares	Amount	Value	Accumulated	Total

Balance, January 31, 2017	27,140,550	—	3,152,658	(6,554,112)	(3,401,454)
Net Loss	—	—	—	(448,642)	(448,642)
Balance, April 30, 2017	27,140,550	—	$3,152,658	$(7,002,754)	$(3,850,096)

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	April 30, 2017	January 31, 2017

Leasehold improvements	$2,200	$2,200
Office equipment, furniture and fixtures	22,251	22,251
	24,451	24,451
Accumulated amortization and depreciation	(24,003)	(23,126)
	$448	$1,325

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the three months ended April 30, 2017 and 2016 was $877 and $2,067, respectively.

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

Investment in Unconsolidated Entity – The Company acquired a 50% interest in SentinelStrainwise, LLC ("SSL") in June 2015 for $25,000. The Company accounts for its investment SSL using the equity method based on the ownership interest. Accordingly, the investment was recorded at cost, and adjustments to the carrying amount of the investment to recognize our share of the earnings or losses of SSL are made in each reporting period. In accordance with Accounting Standard Codification 810-10, Consolidation-Overall, management evaluated the fair value of the Company's investment in SLL and determined that there no adjustment required to the carrying amount of the Company's original investment for the period.

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

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Accumulated amortization was $2,440 and $2,257 at April 30, 2017 and January 31, 2017, respectively, and consisted of the following at April 30, 2017:
	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$11,010	$2,440	$8,570

Discontinued Operations – During November 2017, the Company settled all remaining operations related to its rental activities with regulated entities. As a consequence of the sale, the operating results and the assets and liabilities of the discontinued operations, which formerly comprised the rental operations, are presented separately in the Company's financial statements. Summarized financial information for the discontinued rental business is shown below. Prior period balances have been reclassified to present the operations of the rental business as a discontinued operation.

Discontinued Operations Income Statement

	Three Months Ended April 30,
	2017	2016

Rental income from the Regulated Entities (Affiliates)	$928,798	$973,798
Total revenues	928,798	973,798
Operating costs and expenses
Reserve for amounts due from Regulated Entities (Affiliates)	331,030	(54,526)
Rents and other occupancy	789,789	821,199
Depreciation and amortization	42,013	44,662
Total operating costs and expenses	1,162,832	811,335
Operating (loss)/income from discontinued operations	(234,034)	162,463
Other income and (expenses)
Interest expense	(42,279)	(482,829)
Loss from discontinued operations	$(276,313)	$(320,366)

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

The individual assets and liabilities of the discontinued agricultural business are combined in the captions "Assets of discontinued operation" and "Liabilities of discontinued operation" in the consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheet

	April 30, 2017	January 31, 2017

ASSETS
Due from Regulated Entities (Affiliates), net of collection allowance reserve of $3,086,174 and $2,523,681 at April 30, 2017 and January 31, 2017, respectively	$—	$—
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $176,539 and $147,271 at April 30, 2017 and January 31, 2017, respectively	324,672	353,940
Commercial operating property, net of accumulated amortization of $94,604 and $81,860 at April 30, 2017 and January 31, 2017, respectively	96,596	109,340
Prepaid expenses and other assets	200,000	200,000
Total assets	$621,268	$663,280

LIABILITIES
Accounts payable and accrued expenses	$348,570	$231,092
Accrued interest payable	423,522	423,522
Deferred rent	1,104,634	1,102,857
Notes payable	2,000,000	2,000,000
Total liabilities	$3,876,726	$3,757,471

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

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and ensure that there are proper controls in place to ascertain that the Company's financial statements properly reflect the change. The Company evaluated all new accounting pronouncements and deemed none resulted in changes to the financial statements.

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has not achieved profitable operations, and have cumulative losses through April 30, 2017 of $7.09 million. The Company's losses to date raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the Company achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of the Company's securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Fair value of financial instruments

The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Management does not hold or issue financial instruments for trading purposes, nor do the Company utilize derivative instruments in the management of the Company's foreign exchange, commodity price or interest rate market risks.

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

During the three months ended April 30, 2017 and 2016, rent expense was $13,250 and $16,985, respectively.

As of April 30, 2017, future minimum lease payments are as follows:

For the Fiscal Year Ending January 31,
Remainder of 2018	$40,000
2019	54,250
2020	55,250
2021	56,250
2022	42,750
Thereafter	—
Total minimum lease payments	$248,500

Note 6 – Notes Receivable

The Company entered into management and licensing agreements with a private entity in Puerto Rico 49% owned by Erin Phillips to operate five dispensaries and two cultivation operations in Puerto Rico. In conjunction with these agreements, the Company as begun providing funds to operate the Puerto Rico operations, which will be evidenced by a promissory note. The terms have not been finalized on this note and currently there is no specified terms to the agreement. Through April 30, 2017 the Company has advanced $4,000 related to the note. For additional information see the Company's Current Report on Form 8-K filed with the SEC on June 19, 2018.

Note 7 – Due to Related Party

The Company borrowed $68,629 from related parties to fund operations during the three months ended April 30, 2017. The loans do not carry an interest rate and do not have a maturity date. As of April 30, 2017 and January 31, 2017, the Company owed related parties $367,360 and $298,731, respectively.

Note 8 – Contingencies

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

Note 9 – Subsequent Events

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

Prior to December 2017, we provided rental related activities to with regulated entities, that have been discontinued.

Results of Operations

Comparison of the Three Months Ended April 30, 2017 to the Three Months Ended April 30, 2016
	For the Three Months Ended April 30,		Change
	2017	2016	$	%

Consulting services	$128,500	$—	$128,500	100
Cost of consulting services	(58,693)	—	(58,693)	100
Gross profit	69,807	—	69,807	100
Operating costs and expenses
Rents and other occupancy	13,250	16,985	(3,735)	(22)
Compensation	120,979	163,231	(42,252)	(26)
Professional, legal and consulting	19,003	96,267	(77,264)	(80)
Depreciation and amortization	1,060	2,250	(1,190)	(53)
General and administrative	87,314	44,339	42,975	97
Total operating costs and expenses	241,606	323,072	(81,466)	(25)
Loss from continuing operations	(171,799)	(323,072)	151,273	(47)
Other costs and expenses	(530)	(2,516)	1,986	(79)
Loss from continuing operations, before provision for taxes on income	(172,329)	(325,588)	153,259	(47)
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(172,329)	(325,588)	153,259	(47)
Income (loss) from discontinued operations, net of tax	(276,313)	(320,366)	44,053	(14)
Net income/(loss)	$(448,642)	$(645,954)	$197,312	(31)

Material changes in line items in our Statement of Operations for the three months ended April 30, 2017 as compared to the same period last year, are discussed below:

●	Rent and other occupancy – Rent decreased for the three and six months as the result of the restructured lease rates in our lease.
●	Compensation – Compensation decreased as a result of discontinuing operations and our focus on our consulting services.
●	Professional, legal, and consulting – Professional fees decreased due to reduced regulatory compliance and the Company not having reduced accounting fees during the current periods.
●
General and administrative – General and administrative expenses include marketing, travel, and office expenses. These expenses fluctuate from period to period but have been driven by our shift in focus from discontinued operations to consulting services.

Liquidity and Capital Resources

 Our net cash flows are as follows (in thousands):
	For the Three Months Ended April 30,
	2017	2016

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(135,591)	$(82,082)
Net cash used in investing activities	—	—
Net cash used in/provided by financing activities	64,629	(43,881)
Net change in cash	$(70,962)	$(125,963)

Operating Activities

Our cash provided by operating activities is driven primarily by consulting revenue, vendor provided credit, and cash flow from discontinued operations. Our primary uses of cash from operating activities have been for compensation expenditures, professional fees, rent expense, and general and administrative expenses. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures and our working capital requirements.

Investing Activities

During the period we did not have any investing activities.

Financing Activities

Our cash used in financing was primarily the result of advances on the Puerto Rico note repayments to related parties.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of this report for a description of the Company's significant accounting policies.

Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2017. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2017, primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the quarter ended April 30, 2017, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

101**
The following materials from STWC Holdings, Inc.'s quarterly report on Form 10-Q for the three months ended April 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statement of Changes in Stockholders' Deficit; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

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