Form 10-Q
period 2017-07-31
STWC. Holdings, Inc.
filed 2018-10-09
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2017

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

STWC HOLDINGS, INC.

INTERIM FINANCIAL STAEMENTS

For the Six Months Ended July 31, 2017 and 2016

(UNAUDITED)

STWC HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	July 31, 2017	January 31, 2017
	(Unaudited)

ASSETS
Current assets:
Cash	$174,887	$133,189
Accounts Receivable	3,000	—
Assets of discontinued operations, net	581,354	663,280
Total current assets	759,241	796,469
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $24,451 and $23,126 at July 31, 2017 and January 31, 2017, respectively	—	1,325
Equity method investment in unconsolidated subsidiary	24,159	39,159
Notes receivable	12,388	—
Trademark, net of accumulated amortization of $2,623 and $2,257 at July 31, 2017 and January 31, 2017, respectively	8,387	8,753
Total assets	$804,175	$845,706

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$486,230	$190,958
Due to related party	367,360	298,731
Deferred revenue	120,000	—
Liabilities of discontinued operations	4,500,960	3,757,471
Total current liabilities	5,474,550	4,247,160
Commitments and contingencies	—	—
Stockholders' deficit
Common stock, no par value, 100,000,000 shares authorized, 27,140,550 issued and outstanding at July 31, 2017 and January 31, 2017, respectively	—	—
Additional Paid in Capital	3,152,658	3,152,658
Retained deficit	(7,823,033)	(6,554,112)
Total stockholders' deficit	(4,670,375)	(3,401,454)
Total liabilities and stockholders' deficit	$804,175	$845,706

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,			For the Six months Ended July 31,
	2017	2016		2017	2016

Consulting services	$25,000		$—	$153,500		$—
Cost of consulting services	(58,659)		(1,750)	(117,352)		(1,750)
Gross profit	(33,659)		(1,750)	36,148		(1,750)
Operating costs and expenses
Rents and other occupancy	15,052		16,984	28,302		33,969
Compensation	131,549		189,882	252,528		353,113
Professional, legal and consulting	32,130		54,239	51,133		150,506
Depreciation and amortization	631		2,250	1,690		4,500
General and administrative	53,812		20,469	141,128		64,808
Total operating costs and expenses	233,174		283,824	474,781		606,896
Loss from continuing operations	(266,833)		(285,574)	(438,633)		(608,646)
Other costs and expenses
Loss on equity investment in unconsolidated subsidiary	—		7,500	—		7,500
Interest and financing costs	(371)		(391)	(901)		(2,907)
Loss from continuing operations, before provision for taxes on income	(267,204)		(278,465)	(439,534)		(604,053)
Provision for taxes on income	—		—	—		—
Loss from continuing operations, net of tax	(267,204)		(278,465)	(439,534)		(604,053)
Income (loss) from discontinued operations, net of tax	(553,073)		228,505	(829,387)		(91,861)
Net loss	$(820,277)		$(49,960)	$(1,268,921)		$(695,914)
Basic earnings and fully diluted loss per common share
Continuing operations	$(0.01)		$(0.01)	$(0.01)		$(0.02)
Discontinued operations	$(0.02)	$	*	$(0.03)	$	*

Basic and fully diluted weighted average number of shares outstanding	27,140,550		27,140,550	27,140,550		27,140,550

(*) Less than $0.01 per share

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended July 31,
	2017	2016

Cash flows from operating activities:
Net (loss)	$(1,268,921)	$(695,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,325	4,134
Decrease in trademark	366	366
Income on equity investment in unconsolidated subsidiary	15,000	(7,500)
Increase in accounts receivable	(3,000)	(6,000)
Increase in deferred revenue	120,000	—
Increase in accounts payable and accrued expenses	295,272	(103,322)
Net cash flow provided by/(used in) operating activities from continuing operations	(839,958)	(808,236)
Net cash flow provided by/(used in) operating activities from discontinued operations	825,415	291,558
Net cash flow provided by/(used in) operating activities	(14,543)	(516,678)
Cash flows from investing activities:
Investment in unconsolidated subsidiary	—	(20,000)
Net cash flow used in investing activities from continuing operations	—	(20,000)
Net cash flow used in investing activities from discontinued activities	—	—
Net cash flow used in investing activities	—	(20,000)
Cash flows from financing activities:
Cash advances for Puerto Rico notes receivable	(12,388)	—
Cash advances from related parties	68,629	156,100
Net cash flows used in financing activities from continuing operations	56,241	156,100
Net cash flow used in financing activities from discontinued activities	—	236,767
Net cash used in financing activities	56,241	392,867
Net cash flows	41,698	(143,811)
Cash and equivalent, beginning of period	133,189	151,311
Cash and equivalent, end of period	$174,887	$7,500
Supplemental cash flow disclosures:
Cash paid for interest	$87,770	$407,814
Cash paid for income taxes	$—	$—

See accompanying notes.

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICT)
(Unaudited)

	Common Stock		Additional Capital In Excess of Par	Deficit
	Shares	Amount	Value	Accumulated	Total

Balance, January 31, 2017	27,140,550	—	3,152,658	(6,554,112)	(3,401,454)
Net Loss	—	—	—	(1,268,921)	(1,268,921)
Balance, July 31, 2017	27,140,550	—	$3,152,658	$(7,823,033)	$(4,670,375)

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	July 31, 2017	January 31, 2017

Leasehold improvements	$2,200	$2,200
Office equipment, furniture and fixtures	22,251	22,251
	24,451	24,451
Accumulated amortization and depreciation	(24,451)	(23,126)
	$—	$1,325

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the three months ended July 31, 2017 and 2016 was $448 and $2,067, respectively. Amortization and depreciation expense related to tenant improvements and office equipment for the six months ended July 31, 2017 and 2016 was $1,325 and $4,134, respectively.

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

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Accumulated amortization was $2,623 and $2,257 at July 31, 2017 and 2016, respectively, and consisted of the following at July 31, 2017:
	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$11,010	$2,623	$8,387

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

Discontinued Operations Income Statement

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

Rental income from the Regulated Entities (Affiliates)	$928,797	$973,797	$1,857,595	$1,947,995
Total revenues	928,797	973,797	1,857,595	1,947,995
Operating costs and expenses
Reserve for amounts due from Regulated Entities (Affiliates)	553,699	(276,685)	884,730	(331,211)
Rents and other occupancy	842,767	803,464	1,632,557	1,624,662
Depreciation and amortization	39,912	37,202	81,925	81,864
Total operating costs and expenses	1,436,378	563,981	2,599,212	1,375,315
Operating (loss)/income from discontinued operations	(507,581)	409,816	(741,617)	572,680
Other income and (expenses)
Interest expense	(45,491)	(181,313)	(87,770)	(664,141)
Loss from discontinued operations	$(553,072)	$(228,503)	$(829,387)	$(91,461)

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

The individual assets and liabilities of the discontinued agricultural business are combined in the captions "Assets of discontinued operation" and "Liabilities of discontinued operation" in the consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheet

	July 31, 2017	January 31, 2017

ASSETS
Due from Regulated Entities (Affiliates), net of collection allowance reserve of $3,639,837 and $2,523,681 at July 31, 2017 and January 31, 2017, respectively.	$—	$—
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $203,280 and $147,271 at July 31, 2017 and January 31, 2017, respectively	297,931	353,940
Commercial operating property, net of accumulated amortization of $107,777 and $81,860 at July 31, 2017 and January 31, 2017, respectively	83,423	109,340
Prepaid expenses and other assets	200,000	200,000
Total assets	$581,354	$663,280

LIABILITIES
Accounts payable and accrued expenses	$971,025	$231,092
Accrued interest payable	423,522	423,522
Deferred rent	1,106,413	1,102,857
Notes payable	2,000,000	2,000,000
Total liabilities	$4,500,960	$3,757,471

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

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has not achieved profitable operations, and have cumulative losses through July 31, 2017 of $7.7 million. The Company's losses to date raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the Company's achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of its securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the three months ended July 31, 2017 and 2016, rent expense was $15,052 and $16,984, respectively. During the six months ended July 31, 2017 and 2016, rent expense was $28,302 and $33,969, respectively.

As of July 31, 2017, future minimum lease payments are as follows:

For the Fiscal Year Ending January 31,
Remainder of 2018	$26,750
2019	54,250
2020	55,250
2021	56,250
2022	42,750
Thereafter	—
Total minimum lease payments	$235,250

Note 6 – Notes Receivable

The Company entered into management and licensing agreements with a private entity in Puerto Rico 49% owned by Erin Phillips to operate five dispensaries and two cultivation operations in Puerto Rico. In conjunction with these agreements, the Company as begun providing funds to operate the Puerto Rico operations, which will be evidenced by a promissory note. The terms have not been finalized on this note and currently there is no specified terms to the agreement. Through July 31, 2018 the Company has advanced $12,388 related to the note. For additional information see the Company's Current Report on Form 8-K filed with the SEC on June 19, 2018.

Note 7 – Due to Related Party

The Company borrowed $68,629 from related parties to fund operations during the six months ended July 31, 2017. The loans do not carry an interest rate and do not have a maturity date. As of July 31, 2017 and January 31, 2017, the Company owed related parties $367,360 and $298,731, respectively.

Note 8 – Contingencies

The Company is currently named as a defendant in one civil suit filed with the District Court of the City and County of Denver, Colorado (the "Court"): This discussion of the Headgate Agreement is qualified in its entirety by the provisions of the agreement, which was attached as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 19, 2018.

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

Prior to December 2017, we provided rental related activities to with regulated entities, that have been discontinued.

Results of Operations

Comparison of the Three Months Ended July 31, 2017 to the Three Months Ended July 31, 2016
	For the Three Months Ended July 31,		Change
	2017	2016	$	%

Consulting services	$25,000	$—	$25,000	100
Cost of consulting services	(58,659)	(1,750)	56,909	3,252
Gross profit	(33,659)	(1,750)	31,909	1,823
Operating costs and expenses
Rents and other occupancy	15,052	16,984	(1,932)	(11)
Compensation	131,549	189,882	(58,333)	(31)
Professional, legal and consulting	32,130	54,239	(22,109)	(41)
Depreciation and amortization	631	2,250	(1,619)	(72)
General and administrative	53,812	20,469	33,343	163
Total operating costs and expenses	233,147	283,824	(50,650)	(18)
Loss from continuing operations	(266,833)	(285,574)	18,741	7
Other costs and expenses	(371)	7,109	(7,480)	(105)
Loss from continuing operations, before provision for taxes on income	(267,204)	(278,465)	11,261	(4)
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(267,204)	(278,465)	11,261	28
Income (loss) from discontinued operations, net of tax	(553,073)	228,505	(781,578)	(342)
Net income/(loss)	$(820,277)	$(49,960)	$(770,317)	1,542

Comparison of the Six Months Ended July 31, 2017 to the Three Months Ended July 31, 2016

	For the Six Months Ended July 31,		Change
	2017	2016	$	%

Consulting services	$153,500	$—	$153,500	100
Cost of consulting services	(117,352)	(1,750)	(115,602)	6,606
Gross profit	36,148	(1,750)	37,898	2,166
Operating costs and expenses
Rents and other occupancy	28,302	33,969	(5,667)	(17)
Compensation	252,528	353,113	(100,585)	(28)
Professional, legal and consulting	51,133	150,506	(99,373)	(66)
Depreciation and amortization	1,691	4,500	(2,809)	(62)
General and administrative	141,126	64,808	76,318	118
Total operating costs and expenses	474,780	606,896	(132,116)	(22)
Loss from continuing operations	(438,632)	(608,646)	170,014	(28)
Other costs and expenses	(901)	4,593	(5,494)	(120)
Loss from continuing operations, before provision for taxes on income	(439,533)	(604,053)	164,520	(27)
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(439,533)	(604,053)	164,520	(27)
Income (loss) from discontinued operations, net of tax	(829,387)	(91,861)	(737,526)	803
Net income/(loss)	$(1,268,921)	$(695,914)	$(573,007)	(82)

Material changes in line items in our Statement of Operations for the three and six months ended July 31, 2017 as compared to the same periods last year, are discussed below:

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

Liquidity and Capital Resources

Our net cash flows are as follows (in thousands):
	For the Six Months Ended July 31,
	2017	2016

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(14,543)	$(516,678)
Net cash used in investing activities	—	(20,000)
Net cash used in/provided by financing activities	56,241	392,867
Net change in cash	$41,698	$(143,811)

Operating Activities

Our cash used in operating activities is driven primarily by consulting revenue, advances from deferred revenues, and vendor provided credit. Our primary uses of cash from operating activities have been for compensation expenditures, professional fees, rent expense, general and administrative expenses, and expenditures related to our discontinued operations. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures and our working capital requirements.

Financing Activities

Our cash used in financing was primarily the result of loans on the Puerto Rico note repayments to related parties.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of this report for a description of the our accounting policies.

Disclosure Controls and Procedures

Under the direction and with the participation of our management, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2017. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2017, primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2017, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

101**
The following materials from STWC Holdings, Inc.'s quarterly report on Form 10-Q for the three months ended July 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statement of Changes in Stockholders' Deficit; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

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