Form 10-Q
period 2017-10-31
STWC. Holdings, Inc.
filed 2018-10-09
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2017

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

STWC HOLDINGS, INC.

INTERIM FINANCIAL STAEMENTS

For the Nine Months Ended October 31, 2017 and 2016

(UNAUDITED)

STWC HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	October 31, 2017	January 31, 2017
	(Unaudited)

ASSETS
Current assets:
Cash	$65,452	$133,189
Accounts Receivable, net of allowance for doubtful accounts of $3,000 and $—, respectively.	5,000	—
Assets of discontinued operations, net	342,524	663,280
Total current assets	412,976	796,469
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $24,451 and $23,126 at October 31, 2017 and January 31, 2017, respectively	4,024	1,325
Equity method investment in unconsolidated subsidiary	24,159	39,159
Notes receivable	58,766	—
Trademark, net of accumulated amortization of $2,806 and $2,257 at October 31, 2017 and January 31, 2017, respectively	8,204	8,753
Total assets	$508,129	$845,706

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$609,378	$190,958
Due to related party	367,360	298,731
Deferred revenue	135,000	—
Liabilities of discontinued operations	2,423,522	3,757,471
Total current liabilities	3,535,260	4,247,160
Commitments and contingencies	—	—
Stockholders' deficit
Common stock, no par value, 100,000,000 shares authorized, 27,140,550 issued and outstanding at October 31, 2017 and January 31, 2017, respectively	—	—
Additional Paid in Capital	3,152,658	3,152,658
Retained deficit	(6,179,789)	(6,554,112)
Total stockholders' deficit	(3,027,131)	(3,401,454)
Total liabilities and stockholders' deficit	$508,129	$845,706

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2017	2016	2017	2016

Consulting services	$20,000	$—	$173,500		$—
Cost of consulting services	(55,121)	—	(172,473)		(1,750)
Gross profit	(35,121)	—	1,027		(1,750)
Operating costs and expenses
Rents and other occupancy	28,143	16,984	56,445		50,953
Compensation	137,206	176,406	389,734		529,519
Professional, legal and consulting	33,150	36,326	84,282		186,832
Depreciation and amortization	183	2,037	1,873		6,537
General and administrative	97,202	46,604	238,331		111,412
Total operating costs and expenses	295,884	278,357	770,665		885,253
Loss from continuing operations	(331,005)	(278,357)	(769,637)		(887,003)
Other costs and expenses
Loss on equity investment in unconsolidated subsidiary	—	—	—		7,500
Interest and financing costs	(115)	(385)	(1,016)		(3,292)
Loss from continuing operations, before provision for taxes on income	(331,120)	(278,742)	(770,653)		(882,795)
Provision for taxes on income	—	—	—		—
Loss from continuing operations, net of tax	(331,120)	(278,742)	(770,653)		(882,795)
Income from discontinued operations, net of tax	1,974,363	276,561	1,144,976		184,700
Net income/(loss)	$1,643,243	$(2,181)	$374,323		$(698,095)
Basic earnings and fully diluted income/(loss) per common share
Continuing operations	$(0.01)	$(0.01)	$(0.03)		$(0.03)
Discontinued operations	$0.07	$0.01	$0.05	$	*

Basic and fully diluted weighted average number of shares outstanding	27,140,550	27,140,550	27,140,550		27,140,550

(*) Less than $0.01 per share

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended October 31,
	2017	2016

Cash flows from operating activities:
Net income/(loss)	$374,323	$(698,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (Increase) in prepaid expenses and other assets	—	—
Depreciation and amortization	1,325	5,988
Decrease in trademark	549	549
Income from equity investment in unconsolidated subsidiary	15,000	(7,500)
Bad debt expense	3,000	—
Increase in accounts receivable	(8,000)	(6,000)
Increase in deferred revenue	135,000	—
Increase in accounts payable and accrued expenses	418,420	(13,457)
Net cash flow used in operating activities from continuing operations	939,617	(718,515)
Net cash flow (used in)/provided by operating activities from discontinued operations	(1,013,193)	201,287
Net cash flow used in operating activities	(73,576)	(517,228)
Cash flows from investing activities:
Purchase of equipment	(4,024)	—
Investment in unconsolidated subsidiary	—	(20,000)
Net cash flow used in investing activities from continuing operations	(4,024)	(20,000)
Net cash flow used in investing activities from discontinued activities	—	—
Net cash flow used in investing activities	(4,024)	(20,000)
Cash flows from financing activities:
Cash payments Puerto Rico notes receivable	(58,766)	—
Cash (payments)/advances from related parties	68,629	156,650
Net cash flows (used in)/provided by financing activities from continuing operations	9,863	156,650
Net cash flow from financing activities from discontinued activities	—	236,767
Net cash flows (used in)/provided by financing activities	9,863	393,417
Net cash flows	(67,737)	(143,811)
Cash and equivalent, beginning of period	133,189	151,311
Cash and equivalent, end of period	$65,452	$7,500

Supplemental cash flow disclosures:
Cash paid for interest	$92,861	$576,251
Cash paid for income taxes	$—	$—

See accompanying notes.

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICT)
(Unaudited)

	Common Stock		Additional Capital In Excess of Par	Deficit
	Shares	Amount	Value	Accumulated	Total

Balance, January 31, 2017	27,140,550	—	$3,152,658	$(6,554,112)	$(3,401,454)
Net Loss	—	—	—	374,323	374,323
Balance, October 31, 2017	27,140,550	—	$3,152,658	$(6,179,789)	$(3,027,131)

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	October 31, 2017	January 31, 2017

Leasehold improvements	$2,200	$2,200
Office equipment, furniture and fixtures	26,275	22,251
	28,475	24,451
Accumulated amortization and depreciation	(24,451)	(23,126)
	$4,024	$1,325

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the three months ended October 31, 2016 was $1,854, respectively. There was no amortization or depreciation expense related to tenant improvements and office equipment for the three months ended October 31, 2017. Amortization and depreciation expense related to tenant improvements and office equipment for the nine months ended October 31, 2017 and 2016 was $1,325 and $5,988, respectively.

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

Investment in Unconsolidated Entity – The Company acquired a 50% interest in SentinelStrainwise, LLC ("SSL") in June 2015 for $25,000. The Company accounts for its investment SSL using the equity method based on the ownership interest. Accordingly, the investment was recorded at cost, and adjustments to the carrying amount of the investment to recognize the Company's share of the earnings or losses of SSL are made in each reporting period. In accordance with Accounting Standard Codification 810-10, Consolidation-Overall, the Company evaluated the fair value of the Company's investment in SLL and determined that there no adjustment required to the carrying amount of the Company's original investment.

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

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Accumulated amortization was $2,806 and $2,257 at October 31, 2017 and January 31, 2017, respectively, and consisted of the following at October 31, 2017:
	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$11,010	$2,806	$8,204

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

Discontinued Operations Income Statement

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

Rental income from the Regulated Entities (Affiliates)	$397,198	$973,798	$2,254,793	$2,921,393
Total revenues	397,198	973,798	2,254,793	2,921,393
Operating costs and expenses
Reserve for amounts due from Regulated Entities (Affiliates)	99,698	(325,807)	984,428	(657,018)
Rents and other occupancy	(1,719,769)	800,438	(87,212)	2,425,100
Depreciation and amortization	38,831	54,554	120,756	136,418
Total operating costs and expenses	(1,581,240)	529,185	1,017,972	1,904,500
Operating (loss)/income from discontinued operations	1,978,438	444,613	1,236,821	1,016,893
Other income and (expenses)
Interest expense	(4,075)	(168,052)	(91,845)	(832,193)
Loss from discontinued operations	$1,974,363	$276,561	$1,144,976	$184,700

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

The individual assets and liabilities of the discontinued agricultural business are combined in the captions "Assets of discontinued operation" and "Liabilities of discontinued operation" in the consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheet

	October 31, 2017	January 31, 2017

ASSETS
Due from Regulated Entities (Affiliates), net of collection allowance reserve of $— and $2,523,681 at October 31, 2017 and January 31, 2017, respectively	$—	$—
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $228,489 and $147,271 at October 31, 2017 and January 31, 2017, respectively	272,722	353,940
Commercial operating property, net of accumulated amortization of $121,398 and $81,860 at October 31, 2017 and January 31, 2017, respectively	69,802	109,340
Prepaid expenses and other assets	—	200,000
Total assets	$342,524	$663,280

LIABILITIES
Accounts payable and accrued expenses	$—	$231,092
Accrued interest payable	423,522	423,522
Deferred rent	—	1,102,857
Notes payable	2,000,000	2,000,000
Total liabilities	$2,423,522	$3,757,471

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

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has not achieved profitable operations, and have cumulative losses through October 31, 2017 of $6.2 million. The Company's losses to date raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the Company's achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of its securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Fair value of financial instruments

The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does the Company utilize derivative instruments in the management of the Company's foreign exchange, commodity price or interest rate market risks.

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

During the three months ended October 31, 2017 and 2016, rent expense was $28,143 and $16,984, respectively. During the nine months ended October 31, 2017 and 2016, rent expense was $56,445 and $50,953, respectively.

As of October 31, 2017, future minimum lease payments are as follows:

For the Fiscal Year Ending January 31,
Remainder of 2018	$13,500
2019	54,250
2020	55,250
2021	56,250
2022	42,750
Thereafter	—
Total minimum lease payments	$222,000

Note 6 – Notes Receivable

The Company entered into management and licensing agreements with a private entity in Puerto Rico 49% owned by Erin Phillips to operate five dispensaries and two cultivation operations in Puerto Rico. In conjunction with these agreements, the Company as begun providing funds to operate the Puerto Rico operations, which will be evidenced by a promissory note. The terms have not been finalized on this note and currently there is no specified terms to the agreement. Through October 31, 2017 the Company has advanced $58,766 related to the note. For additional information see the Company's Current Report on Form 8-K filed with the SEC on June 19, 2018.

Note 7 – Due to Related Party

The Company borrowed $68,629 from related parties to fund operations during the nine months ended October 31, 2017. The loans do not carry an interest rate and do not have a maturity date. As of October 31, 2017 and January 31, 2017, the Company owed related parties $367,360 and $298,731, respectively.

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

Subsequent to the end of the quarter, through December 2017, we provided rental related activities to with regulated entities, that have been discontinued. In addition to discontinuing rental activities, we discontinued providing services under the Master Service agreements to the Regulated Entities on October 31, 2015. These operations are both presented as discontinued operations in our financial statements.

Results of Operations

Comparison of the Three Months Ended October 31, 2017 to the Three Months Ended October 31, 2016
	For the Three Months Ended October 31,		Change
	2017	2016	$	%

Consulting services	$20,000	$—	$20,000	100
Cost of consulting services	(55,121)	—	(55,121)	100
Gross profit	(35,121)	—	(35,121)	100
Operating costs and expenses
Rents and other occupancy	28,143	16,984	11,159	66
Compensation	137,206	176,406	(39,200)	(22)
Professional, legal and consulting	33,150	36,326	(3,176)	(9)
Depreciation and amortization	183	2,073	(1,854)	(91)
General and administrative	97,202	46,604	50,598	109
Total operating costs and expenses	295,884	278,357	17,527	6
Loss from continuing operations	(331,005)	(278,357)	(52,648)	19
Other costs and expenses	(115)	(385)	270	(70)
Loss from continuing operations, before provision for taxes on income	(331,120)	(278,742)	(52,378)	19
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(331,120)	(278,742)	(52,378)	19
Income (loss) from discontinued operations, net of tax	1,974,363	276,561	1,697,802	614
Net income/(loss)	$1,643,243	$(2,181)	$1,645,424	N/A

Comparison of the Nine Months Ended October 31, 2017 to the Nine Months Ended October 31, 2016

	For the Nine Months Ended October 31,		Change
	2017	2016	$	%

Consulting services	$173,500	$—	$173,500	100
Cost of consulting services	(172,473)	(1,750)	(170,723)	9,756
Gross profit	1,027	(1,750)	2,777	N/A
Operating costs and expenses
Rents and other occupancy	56,445	50,953	5,492	11
Compensation	389,734	529,519	(139,785)	(26)
Professional, legal and consulting	84,283	186,832	(102,549)	(55)
Depreciation and amortization	1,874	6,537	(4,663)	(71)
General and administrative	238,328	111,412	126,916	114
Total operating costs and expenses	770,664	885,253	(114,589)	(13)
Loss from continuing operations	(769,637)	(887,003)	117,366	(13)
Other costs and expenses	(1,016)	4,208	(5,224)	N/A
Loss from continuing operations, before provision for taxes on income	(770,653)	(882,795)	112,142	(13)
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(770,653)	(882,795)	112,142	(13)
Income (loss) from discontinued operations, net of tax	1,144,976	184,700	960,276	520
Net income/(loss)	$374,323	$(698,095)	$1,072,418	N/A

Material changes in line items in our Statement of Operations for the three and Nine months ended October 31, 2016 as compared to the same periods last year, are discussed below:

●	Rent and other occupancy – Rent increased for the three and nine months as the result of the price escalation in our lease and additional charges during the quarter.

●	Compensation – Compensation decreased as a result of discontinuing operations and our focus on our consulting services.

●	Professional, legal, and consulting – Professional fees decreased due to reduced regulatory compliance, and the Company not having audits during the period.

●
General and administrative – General and administrative expenses include marketing, travel, and office expenses. These expenses fluctuate from period to period but have been driven by our shift in focus from discontinued operations to consulting services.

Liquidity and Capital Resources

Our net cash flows are as follows (in thousands):
	For the Nine Months Ended October 31,
	2017	2016

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(73,576)	$(517,228)
Net cash used in investing activities	(4,024)	(20,000)
Net cash used in/provided by financing activities	9,863	393,417
Net change in cash	$(67,737)	$(143,811)

Operating Activities

Our cash used in operating activities is driven primarily by compensation expenditures, professional fees, rent expense, general and administrative expenses, and discontinued operations expenditures. The cash used in operating activities is partially offset by consulting revenue, advances from customers, and vendor provided credit. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures and our working capital requirements.

Investing Activities

Cash used in investing activities was for the purchase of office equipment.

Financing Activities

Our cash provided by financing was primarily the result of loans from related parties, which is partially offset by loans on the Puerto Rico note.

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

101**
The following materials from STWC Holdings, Inc.'s quarterly report on Form 10-Q for the three months ended October 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statement of Changes in Stockholders' Deficit; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

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