Form 10-K
period 2018-01-31
STWC. Holdings, Inc.
filed 2018-10-09
CIK 1400683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. 

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on July 31, 2017 was $683,000.

As of October 1, 2018, the Registrant had 27,140,550 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None.

STWC Holdings, Inc.
Form 10-K
For the Year Ended January 31, 2018

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

In April 2016, the joint venture signed an agreement with the Confederated Tribes of Warm Springs to assist the Tribe in the creation of a cannabis economic development project on the Tribes' reservation in Oregon. The economic development project includes a 36,000 square foot cultivation facility which will be constructed on a five-acre parcel on the reservation plus three off-reservation dispensaries which will be located in major metropolitan urban areas in the state Oregon. Funding for the project will be through the Tribe's Business Investment Revolving Fund ($1.2 million), and a construction loan from Sentinel Capital Funding ($4 million).

The joint venture will be paid certain fees by the Tribe and will have a five-year revenue sharing interest in the cultivation facility and marijuana dispensaries.

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

General

The Company's offices are located at 1350 Independence Street, Suite 300, Lakewood, CO 80215. We lease our offices from an entity controlled by Erin Phillips, the President and a director of the Company. The lease is for 6,176 square feet of office space that originally was for January 2014 through October 2016, however, the lease was extended during November 2016 for an additional five years through October 31, 2021. The base rent provided for in the extended lease is as follows:

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

Holders of the Company's common stock are entitled to receive dividends as may be declared by the Board of Directors. OUr Board of Directors is not restricted from paying any dividends, but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid. We currently intend to retain any future earnings to finance future growth. Any future determination to pay dividends will be at the discretion of the Company's directors and will depend on its financial condition, results of operations, capital requirements and other factors the board of directors considers relevant. The Company has not paid dividends to date.

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

As of October 8, 2018, the Company had approximately 130 shareholders of record and 27,150,550 outstanding shares of common stock.

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

Historical Overview

On August 19, 2014, the Company acquired approximately 90% of the outstanding shares of Strainwise, Inc., a Colorado corporation, in exchange for 23,124,184 shares of our common stock. Strainwise was organized in Colorado on June 8, 2012 as a limited liability company, and converted to a Colorado corporation on January 16, 2014. On September 12, 2014 the Company acquired the remaining outstanding shares of Strainwise Colorado in exchange for 2,517,700 shares of the our common stock.

Although, from a legal standpoint, the Company acquired Strainwise on August 19, 2014, for financial reporting purposes the acquisition of Strainwise constituted a recapitalization, and the acquisition was accounted for similar to a reverse merger, whereby Strainwise was deemed to have acquired the Company.

Because of the impact on the Regulated Entities from the regulatory factors described in Item 1 of this report, we, in May 2015, terminated approximately 80% of its employees and on June 30, 2015 cancelled all of the Master Service Agreements with the Regulated Entities.
During December 2017, we ceased rental related activities. As a result, these operations have been retrospectively disclosed as discontinued operations.

Results of Operations

Comparison of the Year Ended January 31, 2018 to the Year Ended January 31, 2017
	For the Years Ended January 31,		Change
	2018	2017	$	%

Consulting services	$263,500	$25,000	$238,500	954
Cost of consulting services	(233,529)	(1,750)	(231,779)	13,245
Gross profit	29,971	23,250	6,721	29
Operating costs and expenses
Rents and other occupancy	67,927	64,230	3,724	6
Compensation	523,805	732,219	(208,414)	(28)
Professional, legal and consulting	193,950	182,581	11,369	6
Depreciation and amortization	2,308	8,575	(6,267)	(73)
General and administrative	307,023	299,789	7,234	2
Total operating costs and expenses	1,095,013	1,287,367	(192,354)	(15)
Loss from continuing operations	(1,065,042)	(1,264,117)	199,075	(16)
Other costs and expenses	(25,175)	3,213	(28,388)	(884)
Loss from continuing operations, before provision for taxes on income	(1,090,217)	(1,260,904)	170,687	(14)
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(1,090,217)	(1,260,904)	170,687	(14)
Income from discontinued operations, net of tax	1,388,937	285,682	1,103,255	386
Net income/(loss)	$298,720	$(975,222)	$1,273,942	(131)

Material changes in line items in our Statement of Operations for the years ended January 31, 2018 as compared to the same period last year, are discussed below:

●	Rent and other occupancy – Rent increased for the three and nine months as the result of the price escalation in our lease and additional charges.
●	Compensation – Compensation decreased as a result of discontinuing operations and our focus on our consulting services.
●	Professional, legal, and consulting – Professional fees increased due to reduced regulatory compliance.
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

As of January 31, 2018, we had a stockholders' deficit of $945,003 million and recurring losses from operations. To manage cash flow, we have utilized credit from vendors, borrowed from related parties, and secured third party financing. We have also terminated our leasing and related subleasing of facilities from related parties and settled all lease fees. We are now positioned to focus on our consulting services.

As of January 31, 2018, we had approximately $27,925 in cash and working deficit of $839,148.

Our Consolidated Financial Statements as of and for the year ended January 31, 2018 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate assets.

Our ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. We can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms.

Our net cash flows are as follows:
	For the Years Ended January 31,
	2018	2017

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(256,443)	$(1,003,498)
Net cash used in investing activities	2,137,026	980,000
Net cash used in/provided by financing activities	(1,985,847)	5,376
Net change in cash	$(105,264)	$(18,122)

Operating Activities

Our cash used in operating activities is driven primarily have been for inventory purchases, compensation expenditures, professional fees, rent expense, and general and administrative expenses. Cash used has been partially offset by consulting revenue, income from discontinued operations, advances from customers, and vendor provided credit. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures and our working capital requirements.

Investing Activities

Cash provided by discontinued operations was the result of the settlement of regulated affiliate balances

Financing Activities

Our cash used in financing from continuing operations was primarily the result of loans on the Puerto Rico note, which is partially offset by repayments to related parties. Our cash used in financing activities was to settle amounts under note obligations.

Trends

The factors that will most significantly affect the our future operating results, liquidity and capital resources will be:

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction and with the participation of our management, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2018. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of January 31, 2018 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

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

Our management evaluated the effectiveness of its internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of January 31, 2018 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only its management's report in this Annual Report on Form 10-K.

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

Name	Age	Position
Erin Phillips	40	President, Chief Financial and Accounting Officer and a Director

The following is a brief summary of the background of Erin Phillips including her principal occupation during the five preceding years.

Erin Phillips has been our officer and director since August 2014. Erin has over 19 years of operational and management experience. Erin is one of the early pioneers in the marijuana industry in Colorado and is one of our founders. In concert with her spouse, Shawn Phillips, she has been instrumental in the management of the operations of the Regulated Entities since the date they were either purchased as an existing retail store, or initially opened for medical marijuana sales beginning in 2010. Erin is responsible for managing the marketing, advertising and promotions at the Regulated Entities, and is responsible for establishing and expanding the brand recognition of the Strainwise name and logo throughout our target markets. Prior to establishing Strainwise, Erin spent 13 years in the mortgage industry as a business owner, audit and funding supervisor, title company closer, mortgage loan processer, and loan originator. Ms. Phillips filed a personal bankruptcy petition in May 2009, and received a discharge in August 2009. Erin Phillips' experience in the marijuana industry, coupled with her prior business experience, qualifies her to serve as our director.

Erin Phillips is not independent as that term is defined in Section 803 of the NYSE MKT Company Guide.

We do not have a financial expert, as that term is defined by the Securities and Exchange Commission.

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

Our Board of Directors does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. We do not have any restrictions on shareholder nominations under its articles of incorporation or bylaws. The only restrictions are those applicable generally under Utah law and the federal proxy rules. The Board will consider suggestions from individual shareholders, subject to an evaluation of the person's merits. Shareholders may communicate nominee suggestions directly to the Board, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

During the year ended January 31, 2018, none of our officers were members of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

Our Board of Directors do not have a "leadership structure" since each board member is free to introduce any resolution at any meeting of its directors and is entitled to one vote at any meeting.

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

ITEM 11.      EXECUTIVE COMPENSATION

The following table shows compensation awarded to, earned by, or paid to our officers during the periods indicated:

						All Other
						Annual
				Stock	Option	Compen-
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	sation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Erin Phillips	2018	$180,000	—	—	—	—	$180,000
President, Chief	2017	$180,000	—	—	—	—	$180,000
Financial and
Accounting Officer

1.	The dollar value of base salary (cash and non-cash) earned during the year. During the two years ended January 31, 2017 no non-cash compensation was earned by any of the persons listed in the table.
2.	The dollar value of bonus (cash and non-cash) earned during the year. During the two years ended January 31, 2017 no non-cash compensation was earned by any of the persons listed in the table.
3.	During the periods covered by the table, the value of our shares issued as compensation for services to the persons listed in the table.
4.	The value of all stock options granted during the periods covered by the table.
5.	All other compensation received that we could not properly report in any other column of the table.

The following shows the amounts we expects to pay to its officers during the twelve months ending January 31, 2019 and the amount of time these persons expect to devote to us.

Name	Projected Compensation	% of time to be devoted to the Company's business
Erin Phillips	$ 180,000	90%

During the two years ended January 31, 2018 we did not compensate any person for acting as a director.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership, as of September __, 2018, of those persons owning beneficially 5% or more of the Company's common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares
Erin Phillips	23,124,184	86%

All officers and directors as a group (one person)	23,124,184	86%

The address of each person listed above is 1350 Independence St., Suite 300 Lakewood, CO 80215.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We leased cultivation facilities to entities controlled by Mr. Phillips through November 2018.  We have discontinued leasing facilities to entities controlled by Mr. Phillips. These operations have been classified as discontinued operations.

We have entered into management and licensing agreements with a private entity in Puerto Rico 49% owned by Erin Phillips to operate five dispensaries and two cultivation operations in Puerto Rico. While public companies are not currently allowed to own a beneficial interest in licensed cannabis businesses in Puerto Rico, we intend to negotiate the right to acquire the private company at an agreed to price in the event that regulations permit public company ownership in the future.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC served as our independent registered public accountant for the years ended January 31, 2018 and 2017.

The following table shows the aggregate fees billed to us by BF Borgers CPA PC for the periods shown.

Year ended January 31,
	2018	2017

Audit Fees	$—	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$—	$—

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

STWC HOLDINGS, INC.

FINANCIAL STATEMENTS

For the Years Ended January 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of STWC Holdings, Inc.:

We have audited the accompanying balance sheet of STWC Holdings, Inc., formerly known as Strainwise, Inc., ("the Company") as of January 31, 2018 and 2017 and the related statement of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of STWC Holdings, Inc., as of January 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Lakewood, CO
October 8, 2018

STWC HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	January 31,
	2018	2017

ASSETS
Current assets:
Cash	$27,925	$133,189
Accounts Receivable	5,000	—
Inventory	11,888	—
Prepaid expenses and other assets	17,592	—
Assets of discontinued operations, net	—	663,280
Total current assets	62,405	796,469
Office equipment, net of accumulated amortization and depreciation of $24,703 and $23,126 at January 31, 2018 and 2017, respectively	3,773	1,325
Equity method investment in unconsolidated subsidiary	—	39,159
Notes receivable	94,061	—
Trademark, net of accumulated amortization of $2,989 and $2,257 at January 31, 2018 and 2017, respectively	8,021	8,753
Total assets	$168,260	$845,706

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$366,438	$190,958
Due to related party	490,970	298,731
Deferred revenue	150,000	—
Liabilities of discontinued operations	—	3,757,471
Total current liabilities	1,007,408	4,247,160
Commitments and contingencies	—	—
Stockholders' deficit
Common stock, no par value, 100,000,000 shares authorized, 27,140,550 issued and outstanding at January 31, 2018 and 2017, respectively	—	—
Additional Paid in Capital	5,325,684	3,152,658
Retained deficit	(6,164,832)	(6,554,112)
Total stockholders' deficit	(839,148)	(3,401,454)
Total liabilities and stockholders' deficit	$168,260	$845,706

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended January 31,
	2018	2017

Consulting services	$263,500	$23,250
Cost of consulting services	(233,529)
Gross profit	29,971	23,250
Operating costs and expenses
Rents and other occupancy	67,927	64,203
Compensation	523,805	732,203
Professional, legal and consulting	193,950	182,581
Depreciation and amortization	2,308	8,575
General and administrative	307,023	299,789
Total operating costs and expenses	1,095,013	1,287,351
Loss from continuing operations	(1,065,042)	(1,264,101)
Other costs and expenses
Loss on equity investment in unconsolidated subsidiary	(24,159)	7,500
Interest and financing costs	(1,016)	(4,501)
Loss from continuing operations, before provision for taxes on income	(1,090,217)	(1,261,102)
Provision for taxes on income	—	—
Loss from continuing operations, net of tax	(1,090,217)	(1,261,102)
Income from discontinued operations, net of tax	1,479,497	285,682
Net income/(loss)	$389,280	$(975,420)
Basic earnings and fully diluted loss per common share
Continuing operations	$(0.04)	$(0.05)
Discontinued operations	$0.05	$0.01

Basic and fully diluted weighted average number of shares outstanding	27,140,550	27,140,550

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENT OF CASH FLOWS

	For the Years Ended January 31,
	2018	2017

Cash flows from operating activities:
Net (loss)	$389,280	$(975,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (Increase) in prepaid expenses and other assets	(17,592)	—
Depreciation and amortization	1,576	7,843
Decrease in trademark	732	732
Increase in accounts receivable	(5,000)	—
Increase in inventory	(11,888)	—
Increase in accounts payable and accrued expenses	175,480	26,343
Increase in deferred revenue	150,000	—
Earnings/loss on equity investment in unconsolidated subsidiary	24,159	(7,500)
Net cash flow provided by/used in operating activities from continuing operations	790,772	(736,540)
Net cash flow used in operating activities from discontinued operations	(1,047,215)	(266,958)
Net cash flow used in operating activities	(256,443)	(1,003,498)
Cash flows from investing activities:
Purchase of equipment	—	(20,000)
Net cash flow used in investing activities from continuing operations	—	(20,000)
Net cash flow provided by investing activities from discontinued activities	2,137,026	1,000,000
Net cash flow provided by investing activities	2,137,026	980,000
Cash flows from financing activities:
Cash advances for Puerto Rico notes receivable	(94,061)	—
Cash advances from related parties	108,214	298,731
Net cash flows from financing activities from continuing operations	14,153	298,731
Net cash flow from financing activities from discontinued activities	(2,000,000)	(293,355)
Net cash flows from financing activities	(1,985,847)	5,376
Net cash flows	(105,264)	(18,123)
Cash and equivalent, beginning of period	133,189	151,311
Cash and equivalent, end of period	$27,925	$133,189
Supplemental cash flow disclosures:
Cash paid for interest	$171,736	$759,526
Cash paid for income taxes	$—	$—

See accompanying notes.

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICT)
For the Years Ended January 31, 2018 and 2017

	Common Stock		Additional Capital In Excess of Par	Deficit
	Shares	Amount	Value	Accumulated	Total

Balance, January 31, 2016	27,140,550	—	$3,152,658	$(5,578,692)	$(2,426,034)
Net Loss	—	—	—	(975,420)	(975,420)
Balance, January 31, 2017	27,140,550	—	3,152,658	(6,554,112)	(3,401,454)
Gain from related party transaction	—	—	2,173,026	—	2,173,026
Net Income	—	—	—	389,280	389,280
Balance, January 31, 2018	27,140,550	—	$5,325,684	$(6,164,832)	$(839,148)

STWC HOLDINGS, INC.
Notes to the Audited Financial Statements
January 31, 2018 and 2017

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

Prepaid expenses and other assets – Prepaid expenses and other current assets consist of various payments the Company has made in advance for goods or services to be received in the future. As of January 31, 2018 prepaid expenses included only up-front payments for the purchase of inventory.

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	January 31,
	2018	2017

Leasehold improvements	$2,200	$2,200
Office equipment, furniture and fixtures	26,276	22,251
	28,476	24,451
Accumulated amortization and depreciation	(24,703)	(23,126)
	$3,773	$1,325

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the fiscal years ended January 31, 2018 and 2017 was $1,576 and $7,843, respectively.

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

Investment in Unconsolidated Entity – The Company acquired a 50% interest in SentinelStrainwise, LLC ("SSL") in June 2015 for $25,000. We account for the Company's investment SSL using the equity method based on the ownership interest. Accordingly, the investment was recorded at cost, and adjustments to the carrying amount of the investment to recognize the Company's share of the earnings or losses of SSL are made in each reporting period. In accordance with Accounting Standard Codification 810-10, Consolidation-Overall, management evaluated the fair value of the Company's investment in SLL and determined that there no adjustment required to the carrying amount of the Company's original investment, other than the recognition of the Company's share of the operating loss $24,159 for the period.

Fair value of 50% interest at January 31, 2017	$39,159
Distribution during current period	(15,000)
Recognition of operating loss of the current period	(24,159)
Fair value at January 31, 2017	$—

SSL was dissolved during 2018.

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

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Accumulated amortization was $2,989 and $2,257 at January 31, 2018 and 2017, respectively, and consisted of the following at January 31, 2018:
	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$11,010	$2,989	$8,021

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

Discontinued Operations Income Statement

	Year Ended January 31,
	2018	2017

Rental income from the Regulated Entities (Affiliates)	$2,342,391	$3,895,191
Total revenues	2,342,391	3,895,191
Operating costs and expenses
Reserve for amounts due from Regulated Entities (Affiliates)	657,402	(467,392)
Rents and other occupancy	1,762,858	3,283,656
Depreciation and amortization	146,150	183,105
Total operating costs and expenses	2,566,410	2,999,369
Loss from continuing operations	(224,019)	895,822
Other income and (expenses)
Interest expense	(171,636)	(987,075)
Gain on settlement and cancellation of leases	1,959,177	—
Gain on sale of assets	—	376,935
Income (loss) from discontinued operations	$1,563,522	$285,682

Discontinued Operations Balance Sheet

	January 31,
	2018	2017

ASSETS
Due from Regulated Entities (Affiliates), net of collection allowance reserve of $— and $2,523,681 at January 31, 2018 and 2017, respectively	$—	$—
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $— and $147,271 at January 31, 2018 and 2017, respectively	—	353,940
Commercial operating property, net of accumulated amortization of $— and $5,641 at January 31, 2018 and 2017, respectively	—	109,340
Prepaid expenses and other assets	—	200,000
Total assets	$—	$663,280

LIABILITIES
Accounts payable and accrued expenses	$—	$231,092
Accrued interest payable	—	423,522
Deferred rent	—	1,102,857
Notes payable	—	2,000,000
Total liabilities	$—	$3,757,471

Comprehensive Income (Loss) – Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. Since the Company's inception there have been no differences between the Company's comprehensive loss and net loss.

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

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, we have not achieved profitable operations, and have cumulative losses through January 31, 2018 of $6.2 million. The Company's losses to date raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the Company's achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of the Company's securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 5 – Operating Leases

The Company entered into a lease agreement with an affiliate for the Company's corporate office needs, consisting of 6,176 square feet of office space. The lease originally provided for a 31-month period, that commenced in January 2014 through October 31, 2016. The lease was extended in November 2016 for a 5-year period ending October 31, 2021. This lease to the Company is on the same terms and conditions as is the direct lease between the affiliate and the independent lessor. Consequently, management believes that the lease terms to the Company are comparable to lease terms we would receive directly from third party lessors in the Company's market, because the related party terms mirror the terms of the direct lease between the independent, third party lessor and the affiliated entity.

During the year's ended January 31, 2018 and 2017, rent expense was $67,927 and $64,203, respectively.

As of January 31, 2018, future minimum lease payments are as follows:

For the Fiscal Year Ending January 31,
2019	$54,250
2020	55,250
2021	56,250
2022	42,750
Thereafter	—
Total minimum lease payments	$208,500

Note 6 – Notes Receivable

The Company entered into management and licensing agreements with a private entity in Puerto Rico 49% owned by Erin Phillips to operate five dispensaries and two cultivation operations in Puerto Rico. In conjunction with these agreements, the Company as begun providing funds to operate the Puerto Rico operations, which will be evidenced by a promissory note. The terms have not been finalized on this note and currently there is no specified terms to the agreement. Through January 31, 2018 the Company has advanced $94,061 related to the note. For additional information see the Company's Current Report on Form 8-K filed with the SEC on June 19, 2018.

Note 7 – Income Taxes:

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

	Year Ended January 31,
	2018	2017

Income tax expense (benefit):
Current:
Federal	$138,483	$(345,893)
State	18,024	(41,911)
Deferred income tax expense (benefit):	156,507	(387,804)
Valuation allowance	(156,507)	387,804
Provision	$—	$—

We have a net operating loss carryforward for financial statement reporting purposes of $6,164,832 and $6,554,112 from the years ended January 31, 2018 and 2017, respectively.

Note 8 – Due to Related Party

The Company borrowed $192,239 from related parties to fund operations during the year ended January 31, 2018. The loans do not carry an interest rate and do not have a maturity date. As of January 31, 2018, and 2017, the Company owed related parties $490,970 and $298,731, respectively.

Note 9 – Contingencies

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

Note 10 – Subsequent Events

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

Recognized Subsequent Events

None.

Unrecognized Subsequent Events

None.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

2.1	Agreement to Exchange Securities (2)
2.2	Plan of Merger (3)
3.1(a)	Articles of Incorporation (1)
3.1(b)	Articles of Amendment dated July 21, 2004 (1)
3.1 (c)	Amendment to Articles of Incorporation dated September 5, 2014 (3)
3.3	Bylaws (1)
10.1	51st Ave Settlement Agreement and Release
10.2	Shawn Phillips Assignment and Assumption Agreement (4)
10.3	5110 Race Street Agreement
10.4	2935 San Luis Rey Lease (4)
10.5	Management and Licensing Agreements with COPR
10.6	CA Services Agreements
10.7	Green Acres Partners Loan Agreement with Note
10.8	Headgate Agreements
21	Subsidiaries (3)
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the same exhibit filed with the Company's amended registration statement on Form 10-SB filed on October 29, 2007.
(2)	Incorporated by reference to the same exhibit filed with the Company's 8-K report filed on August 21, 2014 (File #000-52825).
(3)	Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-52825).
(4)	Incorporated by reference to the same exhibit filed with the Company 8-K filed on June 19, 2018 (File #000-52825).

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STWC HOLDINGS, INC.

October 8, 2018	By:	/s/ Erin Phillips
Erin Phillips, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Erin Phillips	President, Principal Financial	October 8, 2018
Erin Phillips	and Accounting Officer
and a Director