Form 10-Q
period 2018-04-30
STWC. Holdings, Inc.
filed 2018-10-09
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2018

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

STWC HOLDINGS, INC.

INTERIM FINANCIAL STAEMENTS

For the Three Months Ended April 30, 2018 and 2017

(UNAUDITED)

STWC HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	April 30, 2018	January 31, 2018
	(Unaudited)

ASSETS
Current assets:
Cash	$587	$27,925
Accounts Receivable, net	—	5,000
Inventory	29,265	11,888
Prepaid expenses and other assets	23,750	17,592
Total current assets	53,602	62,405
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $24,955 and $24,703 at April 30, 2017 and January 31, 2018, respectively	3,521	3,773
Notes receivable	104,061	94,061
Trademark, net of accumulated amortization of $3,172 and $2,989 at April 30, 2018 and January 31, 2018, respectively	7,838	8,021
Total assets	$169,022	$168,260

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$533,109	$366,438
Due to related party	499,735	490,970
Deferred revenue	203,687	150,000
Total current liabilities	1,236,531	1,007,408
Commitments and contingencies	—	—
Stockholders' deficit
Common stock, no par value, 100,000,000 shares authorized, 27,140,550 issued and outstanding	—	—
Additional Paid in Capital	5,325,684	5,325,684
Retained deficit	(6,393,193)	(6,164,832)
Total stockholders' deficit	(1,067,509)	(839,148)
Total liabilities and stockholders' deficit	$169,022	$168,260

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended April 30,
	2018		2017

Consulting services		$43,813		$128,500
Cost of consulting services		(10,000)		(58,693)
Gross profit		33,813		69,807
Operating costs and expenses
Rents and other occupancy		12,516		13,250
Compensation		146,204		120,979
Professional, legal and consulting		49,896		19,003
Depreciation and amortization		435		1,060
General and administrative		52,511		87,314
Total operating costs and expenses		261,562		214,606
Loss from continuing operations		(227,749)		(171,799)
Other costs and expenses
Interest and financing costs		(612)		(530)
Loss from continuing operations, before provision for taxes on income		(228,361)		(172,329)
Provision for taxes on income		—		—
Income/(loss) from continuing operations, net of tax		(228,361)		(172,329)
Loss from discontinued operations, net of tax		—		(276,313)
Net income/(loss)		$(228,361)		$(448,642)
Basic earnings and fully diluted loss per common share
Continuing operations	$	*	$	*
Discontinued operations	$	*	$	*

Basic and fully diluted weighted average number of shares outstanding		27,140,550		27,140,550

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended April 30,
	2018	2017

Cash flows from operating activities:
Net (loss)	$(228,361)	$(448,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252	480
Decrease in trademark	183	183
Increase in accounts receivable	5,000	(3,000)
Increase in inventory	(17,377)
Increase in prepaid expenses and other assets	(6,158)
Increase in deferred revenue	53,687
Increase in accounts payable and accrued expenses	166,671	153,724
Net cash flow used in operating activities from continuing operations	(26,103)	(296,858)
Net cash flow provided by operating activities from discontinued operations	—	161,664
Net cash flow used in operating activities	(26,103)	(135,591)
Cash flows from investing activities:
Purchase of equipment	—	—
Net cash flow used in investing activities from continuing operations	—	—
Net cash flow used in investing activities from discontinued activities	—	—
Net cash flow used in investing activities	—	—
Cash flows from financing activities:
Cash advances for Puerto Rico notes receivable	(10,000)	(4,000)
Cash advances from related parties	8,765	68,629
Net cash flows from financing activities from continuing operations	(1,235)	64,629
Net cash flow from financing activities from discontinued activities	—	—
Net cash flows from financing activities	(1,235)	64,629
Net cash flows	(27,338)	(70,962)
Cash and equivalent, beginning of period	27,925	133,189
Cash and equivalent, end of period	$587	$62,227

Supplemental cash flow disclosures:
Cash paid for interest	$513	$42,809
Cash paid for income taxes	$—	$—

See accompanying notes.

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICT)
(Unaudited)

	Common Stock		Additional Capital In Excess of Par	Deficit
	Shares	Amount	Value	Accumulated	Total

Balance, January 31, 2018	27,140,550	—	$5,325,684	$(6,164,832)	$(839,148)
Net Loss	—	—	—	(228,361)	(228,361)
Balance, April 30, 2018	27,140,550	—	$5,325,684	$(6,393,193)	$(1,067,509)

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

Prepaid expenses and other assets – Prepaid expenses and other current assets consist of various payments the Company has made in advance for goods or services to be received in the future. As of January 31, 2018, prepaid expenses included only up-front payments for the purchase of inventory.

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	April 30, 2018	January 31, 2018

Leasehold improvements	$2,200	$2,200
Office equipment, furniture and fixtures	26,276	26,276
	28,476	28,476
Accumulated amortization and depreciation	(24,955)	(24,703)
	$3,521	$3,773

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the three months ended April 30, 2018 and 2017 was $252 and $448, respectively.

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

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Accumulated amortization was $2,440 and $2,257 at April 30, 2018 and January 31, 2017, respectively, and consisted of the following at January 31, 2018:
	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$11,010	$3,172	$7,838

Discontinued Operations – During November 2017, the Company settled all remaining operations related to its rental activities with regulated entities. As a consequence of the sale, the operating results and the assets and liabilities of the discontinued operations, which formerly comprised the rental operations, are presented separately in the Company's financial statements. There were no components of major assets and liabilities associated with the discontinued operations at April 30, 2018 and at January 31, 2018. Summarized financial information for the discontinued rental business is shown below. Prior period balances have been reclassified to present the operations of the rental business as a discontinued operation.

Three Months Ended April 30, 2017

Rental income from the Regulated Entities (Affiliates)	$928,798
Total revenues	928,798
Operating costs and expenses
Reserve for amounts due from Regulated Entities (Affiliates)	247,005
Rents and other occupancy	789,789
Depreciation and amortization	42,013
Total operating costs and expenses	1,078,807
Operating (loss)/income from discontinued operations	162,463
Other income and (expenses)
Interest expense	(482,829)
Loss from discontinued operations	$(320,366)

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

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has not achieved profitable operations, and have cumulative losses through April 30, 2018 of $6.4 million. The Company's losses to date raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the Company achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of the Company's securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the three months ended April 30, 2018 and 2017, rent expense was $12,516 and $13,250, respectively.

As of April 30, 2018, future minimum lease payments are as follows:

For the Fiscal Year Ending January 31,
Remainder of 2019	$40,250
2020	55,250
2021	56,250
2022	42,750
Thereafter	—
Total minimum lease payments	$194,500

Note 6 – Note Receivable

The Company entered into management and licensing agreements with a private entity in Puerto Rico 49% owned by Erin Phillips to operate five dispensaries and two cultivation operations in Puerto Rico. In conjunction with these agreements, the Company as begun providing funds to operate the Puerto Rico operations, which will be evidenced by a promissory note. The terms have not been finalized on this note and currently there is no specified terms to the agreement. Through April 30, 2018 the Company has advanced $104,061 related to the note. For additional information see the Company's Current Report on Form 8-K filed with the SEC on June 19, 2018.

Note 7 – Due to Related Party

The Company borrowed $8,765 from related parties to fund operations during the three months ended April 30, 2018. The loans do not carry an interest rate and do not have a maturity date. As of April 30, 2018 and January 31, 2018, the Company owed related parties $499,735 and $490,970, respectively.

Note 8 – Note Payable

In order to continue to fund ongoing California operations, on or around April 6, 2018, the Company entered into a loan agreement ("Loan Agreement") with Green Acres Partners, LLC, a California limited liability company ("Green Acres") whereby Green Acres agreed to loan the Company $205,000 in exchange for a promissory note ("Note") issued by the company in the principal amount of $205,000. The Note matures no later than September 1, 2020, with payments to begin no later than September 1, 2018; however, payments may begin sooner than such date in the event operations in San Diego begin sooner. The Note carries an interest rate of 12% per year, with an 18% default interest rate. The principal balance of the Note may be accelerated upon default or transfer. This discussion of the Note and loan agreement is qualified in its entirety by the provisions of those documents, which are attached hereto as Exhibits. The Company will require additional capital, which it may be required to raise on unfavorable terms, in order to continue its operations. This note has not been funded and as of April 30, 2018 there was no balance due under this note. For additional information see the Company's Current Report on Form 8-K filed with the SEC on June 19, 2018.

Note 9 – Contingencies

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

Prior to December 2017, we provided rental related activities to with regulated entities, that have been discontinued.

Results of Operations

Comparison of the Three Months Ended April 30, 2018 to the Three Months Ended April 30, 2017
	For the Three Months Ended April 30,		Change
	2018	2017	$	%

Consulting services	$43,813	$128,500	$(84,687)	(66)
Cost of consulting services	(10,000)	(58,693)	48,693	(83)
Gross profit	33,813	69,807	(35,994)	(52)
Operating costs and expenses
Rents and other occupancy	12,516	13,250	(734)	(6)
Compensation	146,204	120,979	25,225	21
Professional, legal and consulting	49,896	19,003	30,893	163
Depreciation and amortization	435	1,060	(625)	(59)
General and administrative	52,511	87,314	(34,803)	(40)
Total operating costs and expenses	261,562	241,606	19,956	8
Loss from continuing operations	(227,749)	(171,799)	(55,950)	33
Other costs and expenses	(612)	(530)	(82)	15
Loss from continuing operations, before provision for taxes on income	(228,361)	(172,329)	(56,032)	33
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(228,361)	(172,329)	(56,032)	33
Income (loss) from discontinued operations, net of tax	—	(276,313)	376,313	(100)
Net income/(loss)	$(228,361)	$(448,642)	$220,281	(49)

Material changes in line items in our Statement of Operations for the three months ended April 30, 2018 as compared to the same period last year, are discussed below:

●	Rent and other occupancy – Rent decreased for the three months as the result of the restructured lease, which provided for lower payments.

●	Compensation – Compensation increased as a result of additional headcount for operations and to expand our consulting services.

●	Professional, legal, and consulting – Professional fees increased due to additional services related to our consulting practice.

●
General and administrative – General and administrative expenses include marketing, travel, and office expenses. These expenses fluctuate from period to period but have been driven by our shift in focus of our operations to consulting services.

Liquidity and Capital Resources

Our net cash flows are as follows (in thousands):
	For the Three Months Ended April 30,
	2018	2017

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(26,103)	$(135,591)
Net cash used in investing activities	—	—
Net cash used in/provided by financing activities	(1,235)	64,629
Net change in cash	$(27,338)	$(70,926)

Operating Activities

Our cash used in operating activities was for inventory purchases, compensation expenditures, professional fees, rent expense, and general and administrative expenses Our cash used in operating activities was partially offset by consulting revenue, collections from receivables, advances from customers, and vendor provided credit. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures and our working capital requirements.

Investing Activities

During the period we did not have any investing activities.

Financing Activities

Our provided by financing was primarily the result of advances from related parties, which was partially offset by loans on the Puerto Rico note.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of this report for a description of the our significant accounting policies.

Disclosure Controls and Procedures

Under the direction and with the participation of our management, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2018. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of April 30, 2018, primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2018, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information.

None.
Item 6.     Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

10.1	Loan Agreement	8-K	18905788	99.3	6/9/2018

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from STWC Holdings, Inc.'s quarterly report on Form 10-Q for the three months ended April 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statement of Changes in Stockholders' Deficit; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

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