Form 10-Q
period 2018-07-31
STWC. Holdings, Inc.
filed 2018-10-09
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2018

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

STWC HOLDINGS, INC.

INTERIM FINANCIAL STAEMENTS

For the Six Months Ended July 31, 2018 and 2017

(UNAUDITED)

STWC HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	July 31, 2018	January 31, 2018
	(Unaudited)

ASSETS
Current assets:
Cash	$233	$27,925
Accounts Receivable, net	17,257	5,000
Inventory	29,786	11,888
Prepaid expenses and other assets	25,473	17,592
Total current assets	72,749	62,405
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $25,205 and $24,703 at July 31, 2018 and January 31, 2018, respectively	3,271	3,773
Notes receivable	104,060	94,061
Trademark, net of accumulated amortization of $3,355 and $2,989 at July 31, 2018 and January 31, 2018, respectively	7,655	8,021
Total assets	$187,735	$168,260

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$765,705	$366,438
Due to related party	487,212	490,970
Deferred revenue	195,000	150,000
Total current liabilities	1,447,917	1,007,408
Commitments and contingencies	—	—
Stockholders' deficit
Common stock, no par value, 100,000,000 shares authorized, 27,140,550 issued and outstanding	—	—
Additional Paid in Capital	5,325,684	5,325,684
Retained deficit	(6,585,866)	(6,164,832)
Total stockholders' deficit	(1,260,182)	(839,148)
Total liabilities and stockholders' deficit	$187,735	$168,260

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,				For the Six months Ended July 31,
	2018		2017		2018	2017

Consulting services		$87,436		$25,000	$131,249	$153,500
Cost of consulting services		(2,443)		(58,659)	(12,443)	(117,352)
Gross profit		84,993		(33,659)	118,806	36,148
Operating costs and expenses
Rents and other occupancy		13,500		15,052	26,016	28,302
Compensation		138,281		131,549	284,485	252,528
Professional, legal and consulting		35,193		32,130	85,089	51,133
Depreciation and amortization		434		631	869	1,691
General and administrative		89,130		53,812	141,641	141,126
Total operating costs and expenses		276,538		233,174	583,100	474,781
Loss from continuing operations		(191,545)		(266,833)	(419,294)	(438,633)
Other costs and expenses
Interest and financing costs		(1,128)		(371)	(1,740)	(901)
Loss from continuing operations, before provision for taxes on income		(192,673)		(267,204)	(421,034)	(439,534)
Provision for taxes on income		—		—	—	—
Loss from continuing operations, net of tax		(192,673)		(267,204)	(421,034)	(439,534)
Income loss from discontinued operations, net of tax		—		(553,073)	—	(829,387)
Net loss		$(192,673)		$(820,277)	$(421,034)	$(1,268,921)
Basic earnings and fully diluted loss per common share
Continuing operations	$	*	$	*	$(0.01)	$(0.03)
Discontinued operations		$—		$(0.03)	$—	$(0.05)

Basic and fully diluted weighted average number of shares outstanding		27,140,550		27,140,550	27,140,550	27,140,550

(*) Less than $0.01 per share

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended July 31,
	2018	2017

Cash flows from operating activities:
Net (loss)	$(421,034)	$(1,268,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	502	1,324
Decrease in trademark	366	366
Increase in accounts receivable	(12,257)	(3,000)
Increase in inventory	(17,898)	—
Increase in prepaid expenses and other assets	(7,881)	—
Increase in deferred revenue	45,000	(120,000)
Increase in accounts payable and accrued expenses	399,267	295,272
Net cash flow used in operating activities from continuing operations	(13,935)	(839,958)
Net cash flow used in operating activities from discontinued operations	—	825,415
Net cash flow used in operating activities	(13,935)	(14,543)
Cash flows from investing activities:
Purchase of equipment	—	—
Net cash flow used in investing activities from continuing operations	—	—
Net cash flow used in investing activities from discontinued activities	—	—
Net cash flow used in investing activities	—	—
Cash flows from financing activities:
Cash advances for Puerto Rico notes receivable	(9,999)	(12,388)
Cash advances from related parties	(3,758)	68,629
Net cash flows from financing activities from continuing operations	(13,757)	56,241
Net cash flow from financing activities from discontinued activities	—	—
Net cash flows from financing activities	(13,757)	56,241
Net cash flows	(27,692)	41,698
Cash and equivalent, beginning of period	27,925	133,189
Cash and equivalent, end of period	$233	$174,887

Supplemental cash flow disclosures:
Cash paid for interest	$1,740	$87,770
Cash paid for income taxes	$—	$—

See accompanying notes.

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICT)
(Unaudited)

	Common Stock		Additional Capital In Excess of Par	Deficit
	Shares	Amount	Value	Accumulated	Total

Balance, January 31, 2018	27,140,550	—	$5,325,684	$(6,164,832)	$(839,148)
Net Loss	—	—	—	(421,034)	(421,034)
Balance, July 31, 2018	27,140,550	—	$5,325,684	$(6,585,866)	$(1,260,182)

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	July 31, 2018	January 31, 2018

Leasehold improvements	$2,200	$2,200
Office equipment, furniture and fixtures	26,276	26,276
	28,476	28,476
Accumulated amortization and depreciation	(25,205)	(24,703)
	$3,271	$3,773

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the three months ended July 31, 2018 and 2017 was $251 and $448, respectively. Amortization and depreciation expense related to tenant improvements and office equipment for the six months ended July 31, 2018 and 2017 was $503 and $1,325, respectively.

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

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Accumulated amortization was $3,355 and $2,989 at July 31, 2018 and January 31, 2018, respectively, and consisted of the following at July 31, 2018:
	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$11,010	$3,355	$7,655

Discontinued Operations – During November 2017, the Company settled all remaining operations related to its rental activities with regulated entities. As a consequence of the sale, the operating results and the assets and liabilities of the discontinued operations, which formerly comprised the rental operations, are presented separately in the Company's financial statements. There were no components of major assets and liabilities associated with the discontinued operations at July 31, 2018 and at January 31, 2018. Summarized financial information for the discontinued rental business is shown below. Prior period balances have been reclassified to present the operations of the rental business as a discontinued operation.

	Three Months Ended July 31, 2017	Six Months Ended July 31, 2017

Rental income from the Regulated Entities (Affiliates)	$928,797	$1,857,595
Total revenues	928,797	1,857,595
Operating costs and expenses
Reserve for amounts due from Regulated Entities (Affiliates)	553,699	800,704
Rents and other occupancy	842,767	1,632,557
Depreciation and amortization	39,912	81,925
Total operating costs and expenses	1,436,378	2,515,186
Operating (loss)/income from discontinued operations	(507,581)	(657,591)
Other income and (expenses)
Interest expense	(45,491)	(87,770)
Loss from discontinued operations	$(553,072)	$(745,361)

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

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, we have not achieved profitable operations, and have cumulative losses through July 31, 2018 of $6.6 million. Our losses to date raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of our securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the three months ended July 31, 2018 and 2017, rent expense was $13,500 and $15,052, respectively. During the six months ended July 31, 2018 and 2017, rent expense was $26,016 and $28,302, respectively.

As of April 30, 2018, future minimum lease payments are as follows:

For the Fiscal Year Ending January 31,
Remainder of 2019	$27,250
2020	55,250
2021	56,250
2022	42,750
Thereafter	—
Total minimum lease payments	$181,500

Note 6 – Note Receivable

The Company entered into management and licensing agreements with a private entity in Puerto Rico 49% owned by Erin Phillips to operate five dispensaries and two cultivation operations in Puerto Rico. In conjunction with these agreements, the Company as begun providing funds to operate the Puerto Rico operations, which will be evidenced by a promissory note. The terms have not been finalized on this note and currently there is no specified terms to the agreement. Through July 31, 2018 the Company has advanced $104,060 related to the note. For additional information see the Company's Current Report on Form 8-K filed with the SEC on June 19, 2018.

Note 7 – Due to Related Party

The Company repaid $3,758 in loans from related parties to fund operations during the six months ended July 31, 2018. The loans do not carry an interest rate and do not have a maturity date. As of July 31, 2018 and January 31, 2018, the Company owed related parties $487,212 and $490,970, respectively.

Note 8 – Note Payable

In order to continue to fund ongoing California operations, on or around April 6, 2018, the Company entered into a loan agreement ("Loan Agreement") with Green Acres Partners, LLC, a California limited liability company ("Green Acres") whereby Green Acres agreed to loan the Company $205,000 in exchange for a promissory note ("Note") issued by the company in the principal amount of $205,000. The Note matures no later than September 1, 2020, with payments to begin no later than September 1, 2018; however, payments may begin sooner than such date in the event operations in San Diego begin sooner. The Note carries an interest rate of 12% per year, with an 18% default interest rate. The principal balance of the Note may be accelerated upon default or transfer. This discussion of the Note and loan agreement is qualified in its entirety by the provisions of those documents, which are attached hereto as Exhibits. The Company will require additional capital, which it may be required to raise on unfavorable terms, in order to continue its operations. This note has not been funded and as of July 31, 2018 there was no balance due under this note. For additional information see the Company's Current Report on Form 8-K filed with the SEC on June 19, 2018.

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

Prior to December 2017, we provided rental related activities to with regulated entities, that have been discontinued.

Results of Operations

Comparison of the Three Months Ended July 31, 2018 to the Three Months Ended July 31, 2017

	For the Three Months Ended July 31,		Change
	2018	2017	$	%

Consulting services	$87,436	$25,000	$62,436	250
Cost of consulting services	(2,443)	(58,659)	56,216	(96)
Gross profit	84,993	(33,659)	118,652	353
Operating costs and expenses
Rents and other occupancy	13,500	15,052	(1,552)	(10)
Compensation	138,281	131,549	6,732	5
Professional, legal and consulting	35,193	32,130	3,063	10
Depreciation and amortization	434	631	(197)	(31)
General and administrative	89,130	53,812	35,318	66
Total operating costs and expenses	276,538	233,174	43,364	19
Loss from continuing operations	(191,545)	(266,833)	75,288	28
Other costs and expenses	(1,128)	(371)	(757)	(204)
Loss from continuing operations, before provision for taxes on income	(192,673)	(267,204)	74,531	28
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(192,673)	(267,204)	74,531	28
Income (loss) from discontinued operations, net of tax	—	(553,073)	553,073	(100)
Net income/(loss)	$(192,673)	$(820,277)	$627,604	(77)

Comparison of the Six Months Ended July 31, 2018 to the Three Months Ended July 31, 2017

	For the Six Months Ended July 31,		Change
	2018	2017	$	%

Consulting services	$131,249	$153,500	$(22,251)	(14)
Cost of consulting services	(12,443)	(117,352)	104,909	(89)
Gross profit	118,806	36,148	82,658	229
Operating costs and expenses
Rents and other occupancy	26,016	28,302	(2,286)	(8)
Compensation	284,485	252,528	31,957	13
Professional, legal and consulting	85,089	51,133	33,956	66
Depreciation and amortization	869	1,691	(822)	(49)
General and administrative	141,641	141,126	515	—
Total operating costs and expenses	538,100	474,780	63,320	19
Loss from continuing operations	(419,294)	(438,632)	19,338	(13)
Other costs and expenses	(1,740)	(901)	(839)	(93)
Loss from continuing operations, before provision for taxes on income	(421,034)	(439,533)	18,499	(4)
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(421,034)	(439,533)	18,499	(4)
Income (loss) from discontinued operations, net of tax	—	(829,387)	829,387	(100)
Net income/(loss)	$(421,034)	$(1,268,921)	$847,887	(67)

Material changes in line items in our Statement of Operations for the six months ended July 31, 2018 as compared to the same period last year, are discussed below:

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

Liquidity and Capital Resources

Our net cash flows are as follows (in thousands):
	For the Six Months Ended July 31,
	2018	2017

Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(13,935)	$(14,543)
Net cash used in investing activities	—	—
Net cash used in/provided by financing activities	(13,757)	56,241
Net change in cash	$(27,692)	$41,698

Operating Activities

Our cash used in operating activities is driven primarily by consulting revenue and vendor provided credit. Our primary uses of cash from operating activities have been for inventory purchases, compensation expenditures, professional fees, rent expense, and general and administrative expenses. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures and our working capital requirements.

Investing Activities

During the period we did not have any investing activities.

Financing Activities

Our cash used in financing was primarily the result of loans on the Puerto Rico note and by repayments to related parties.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of this report for a description of the Company's significant accounting policies.

Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2018. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of July 31, 2018, primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2018, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors as disclosed in our 2018 Form 10-K for the year ended January 31, 2018 filed with the Securities and Exchange Commission on October 3, 2018.

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

101**
The following materials from STWC Holdings, Inc.'s quarterly report on Form 10-Q for the three months ended July 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statement of Changes in Stockholders' Deficit; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

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