Form 10-K/A
period 2017-01-31
STWC. Holdings, Inc.
filed 2018-10-22
CIK 1400683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on July 31, 2016 was $1.5 million.

As of October 1, 2018, the Registrant had 27,140,550 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The auditors of STWC Holdings, Inc. (the "Company") found certain scrivener's errors within the Report of Independent Registered Public Accounting Firm (the "Auditor's Report") accompanied with the Company's Consolidated Financial Statements on Form 10-K for the fiscal quarter ended January 31, 2017 (the "Original Filing"). This Amendment No. 1 on Form 10-K/A amends and replaces the original Auditor's Report to correct the errors. The amended Auditor's Report supersedes the original Auditor's Report and is included herein.

Report of Independent Registered Public Accounting Firm
To the shareholders and the board of directors of STWC Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of STWC Holdings, Inc. (the "Company") as of January 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Substantial Doubt about the Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2014
Lakewood, CO
October 19, 2018

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STWC HOLDINGS, INC.

October 19 , 2018	By:	/s/ Erin Phillips
Erin Phillips, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Erin Phillips	President, Principal Financial	October 19 , 2018
Erin Phillips	and Accounting Officer
and a Director