Form 10-K/A
period 2018-01-31
STWC. Holdings, Inc.
filed 2018-10-22
CIK 1400683

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The auditors of STWC Holdings, Inc. (the "Company") found certain scrivener's errors within the Report of Independent Registered Public Accounting Firm (the "Auditor's Report") accompanied with the Company's Consolidated Financial Statements on Form 10-K for the fiscal quarter ended January 31, 2018 (the "Original Filing"). This Amendment No. 1 on Form 10-K/A amends and replaces the original Auditor's Report to correct the errors.

Report of Independent Registered Public Accounting Firm
To the shareholders and the board of directors of STWC Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of STWC Holdings, Inc. (the "Company") as of January 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
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