Form 10-Q
period 2018-10-31
STWC. Holdings, Inc.
filed 2018-12-17
CIK 1400683

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2018

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

 Commission file number: 000-52825

STWC HOLDINGS, INC
(Exact name of registrant as specified in its charter)

                                       Colorado                                                                                         20-8980078             _
          (State or other jurisdiction of incorporation or organization)                     (I.R.S. Employer Identification No.)

1350 Independence St., Suite 300, Lakewood, CO  80215
 (Address of principal executive offices, including Zip Code)

(303) 736-2442
(Issuer's telephone number, including area code)

________________________________________
(Former name or former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company," and "emerging growth company in Rule 12b-2 of the Exchange Act.

Large acclerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,350,089 shares of common stock as of November 30, 2018.

 STWC HOLDINGS, INC.

INTERIM FINANCIAL STATEMENTS

As of October 31, 2018 and January 31, 2018 and for the Three and Nine month periods Ended October 31, 2018 and 2017

(UNAUDITED)

STWC HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	October 31, 2018	January 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$30,243	$27,925
Accounts Receivable, net	48,998	5,000
Inventory	29,786	11,888
Prepaid expenses and other assets	28,881	17,592
Total current assets	137,908	62,405
Tenant improvements and office equipment, net of accumulated amortization and depreciation of $25,458 and $24,703 at October 31, 2018 and January 31, 2018, respectively	3,018	3,773
Notes receivable	503,333	94,061
Equity method investment in unconsolidated subsidiary	339,292	—
Trademarks, net of accumulated amortization of $3,538 and $2,989 at October 31, 2018 and January 31, 2018, respectively	9,722	8,021
Total assets	$993,273	$168,260

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$909,590	$366,438
Due to related party	218,526	490,970
Deferred revenue	176,000	150,000
Total current liabilities	1,304,116	1,007,408
Notes payable, net of discount	27,273	—
Total liabilities	1,331,389	1,007,408
Commitments and contingencies	—	—
Stockholders' deficit
Common stock, no par value, 100,000,000 shares authorized, 33,350,089 issued and outstanding	—	—
Additional Paid in Capital	6,950,980	5,325,684
Retained deficit	(7,289,096)	(6,164,832)
Total stockholders' deficit	(338,116)	(839,148)
Total liabilities and stockholders' deficit	$993,273	$168,260

 See accompanying notes.

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2018	2017	2018	2017

Consulting services	$12,500	$20,000	$143,749	$173,500
Cost of consulting services	(12,500)	(55,121)	(24,943)	(172,473)
Gross profit	—	(35,121)	118,806	1,027
Operating costs and expenses
Rents and other occupancy	13,500	28,143	39,516	56,445
Compensation	148,856	137,206	433,341	389,734
Professional, legal and consulting	335,429	33,150	420,518	84,283
Depreciation and amortization	435	183	1,304	1,874
General and administrative	79,895	97,202	221,536	238,328
Total operating costs and expenses	578,115	295,884	1,116,215	770,664
Loss from continuing operations	(578,115)	(331,005)	(997,409)	(769,637)
Loss on equity investment in unconsolidated subsidiary	(10,129)	—	(10,129)	—
Other	(114,986)	(115)	(116,726)	(1,016)
Loss from continuing operations, before provision for taxes on income	(703,230)	(331,120)	(1,124,264)	(770,653)
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(703,230)	(331,120)	(1,124,264)	(770,653)
Income from discontinued operations, net of tax	—	1,974,363	—	1,144,976
Net income/(loss)	$(703,230)	$1,643,243	$(1,124,264)	$374,323
Basic earnings and fully diluted income (loss) per common share
Continuing operations	$(.02)	$(0.01)	$(0.04)	$(0.03)
Discontinued operations	$—	$0.07	$—	$0.04

Basic and fully diluted weighted average number of shares outstanding
	29,437,372	27,140,550	27,914,571	27,140,550

STWC HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited) See accompanying notes.

STWC HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net (loss)/Income	$(1,124,264)	$374,323
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	755	1,325
Decrease in trademark	549	549
Loss from equity investment in unconsolidated subsidiary	10,129	15,000
Bad debt expense	—	3,000
Stock-based compensation and conversion of debt	183,775	—
Increase in accounts receivable	(43,998)	(8,000)
Increase in inventory	(17,898)	—
Increase in prepaid expenses and other assets	(11,289)	—
Increase in deferred revenue	26,000	135,000
Increase in accounts payable and accrued expenses	543,152	418,420
Net cash flow (used in)/provided by operating activities from continuing operations	(433,089)	939,617
Net cash flow used in operating activities from discontinued operations	—	(1,013,193)
Net cash flow used in operating activities	(433,089)	(73,576)
Cash flows from investing activities:
Investment in trademark	(2,250)	—
Purchase of equipment	—	(4,024)
Investment in unconsolidated subsidiary	(152,983)	—
Net cash flow used in investing activities from continuing operations	(155,233)	(4,024)
Net cash flow used in investing activities from discontinued activities	—	—
Net cash flow used in investing activities	(155,233)	(4,024)
Cash flows from financing activities:
Proceeds from issuance of stock	683,200	—
Proceeds from conversion of warrants	42,150	—
Cash advances for notes receivable	(409,272)	(58,766)
Proceeds from notes payable	225,000	—
Cash (payments)/advances from related parties	49,562	68,629
Net cash flows from financing activities from continuing operations	590,640	9,863
Net cash flow from financing activities from discontinued activities	—	—
Net cash flows from financing activities	590,640	9,863
Net cash flows	2,318	(67,737)
Cash and equivalent, beginning of period	27,925	133,189
Cash and equivalent, end of period	$30,243	$65,452
Supplemental cash flow disclosures:
Cash paid for interest	$6,477	$92,861
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash activities:
Conversion of related party advances	$402,508	$—
Acquisition of interest in unconsolidated subsidiary	$196,438	$—

See accompanying notes.

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Capital In Excess of Par Value	Deficit Accumulated	Total
Balance, January 31, 2018	27,140,550	—	$5,325,684	$(6,164,832)	$(839,148)
Issuance of common stock for:
Regulation D offering	3,416,000		683,200		683,200
Warrant conversions	281,000	—	42,150	—	42,150
Conversion of debt	2,012,539	—	402,508	—	402,508
Stock-based compensation	—	—	76,000	—	76,000
Common stock issued
for Volume 2, LLC	500,000	—	100,000	—	100,000
Warrants issued for
Volume 2, LLC	—	—	96,438	—	96,438
Beneficial conversion feature
Related to convertible note	—	—	225,000	—	225,000
Net Loss	—	—	—	(1,124,264)	(1,124,264)
Balance, October 31, 2018	33,350,089	—	$6,950,980	$(7,289,096)	$(338,116)

Note 1 - Organization

STWC HOLDINGS, INC., formerly known as Strainwise, Inc., (identified in these footnotes as "STWC" "we" "us or the "Company") provides branding marketing, administrative, accounting, financial and compliance services ("Fulfillment Services") to entities in the cannabis retail, cultivation, and manufacturing industry (the "Regulated Entities"). The Company was incorporated in the state of Colorado as a limited liability company on June 8, 2012, and subsequently converted to a Colorado corporation on January 16, 2014.

The Company was established to provide sophisticated Fulfillment Services to medical and retail stores, cultivation, and manufacturing facilities in the regulated cannabis industry throughout the United States. Such Fulfillment Services would only be provided to stores and facilities located in geographical areas where the governing state and local ordinances allow for the unfettered provision of such services.

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

●   Branding, Marketing and Administrative Consulting Services: Customers may contract with the Company to use the Strainwise® name, logo and affinity images in their retail store locations. A monthly fee will permit a branding customer to use the Strainwise® brand at a specific location. In addition, the
    Company will assist operators in marketing and managing their businesses, setting up new retail locations and general business planning and execution at an hourly rate.This includes services to establish an efficient, predictable production process, as well as, nutrient recipes for consistent and appealing marijuana strains.

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

The Company does NOT grow marijuana plants, produce marijuana infused products, sell marijuana plants and/or sell marijuana infused products of any nature in any state were such activity has not been legalized. Growing marijuana plants, producing marijuana infused products, selling marijuana plants and/or selling marijuana infused products of any nature is federally illegal under the Controlled Substances Act.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 Form 10K.

Note 2 – Summary of significant accounting policies

Use of estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	October 31, 2018	January 31, 2018
Leasehold improvements	$2,200	$2,200
Office equipment, furniture and fixtures	26,276	26,276
	28,476	28,476
Accumulated amortization and depreciation	(25,458)	(24,703)
	$3,018	$3,773

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the three months ended October 31, 2018 was $252. For the three months ended October 31, 2017 there was no amortization or depreciation expense. Amortization and depreciation expense related to tenant improvements and office equipment for the nine months ended October 31, 2018 and 2017 was $755 and $1,325, respectively.

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

Investment in Unconsolidated Entity – The Company entered into an agreement in September 2018, whereby the Company owns a 51% interest in Volume 2, LLC ("V2L"), which the Company has agreed to invest $120,000 in cash, issue 500,000 shares of the Company"s stock, and grant 500,000 warrants for a total capital contribution of $185,000. The Company accounts for its investment V2L using the equity method based on the inability of the Company to control the acquired entity based on the terms of the Letter of Intent. Additionally, the Company has advanced $30,538 to fund operations. Accordingly, the investment was recorded at cost, and adjustments to the carrying amount of the investment to recognize the Company's share of the earnings or losses of V2L are made in each reporting period.

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

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Accumulated amortization was $3,538 and $2,989 at October 31, 2018 and January 31, 2018, respectively, and consisted of the following at October 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$13,260	$3,538	$9,722

Deferred Revenue – The Company periodically collects advances from customers related to consulting services. These advances are recorded as deferred revenue until the contracted services are completed. The Company has recorded deferred revenue of $176,000 and $150,000 as of October 31, 2018 and January 31, 2018, respectively.

Share-Based Payments and Stock-Based Compensation – Share-based compensation awards, including warrants and restricted stock awards, are recorded at estimated fair value of the awards' grant date, based on estimated number of awards that are expected to vest. The grant date fair value is amortized on a straight-line basis over te time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the fair value of the share-based payments, whichever is more readily determinable. The fair value of restricted stock awards is based on the fair value of the stock underlying the awards on the grant date as there is no exercise price.

The fair value of warrants is estimated using the Black-Scholes option-pricing model. The determination of the fair value of each stock award using this option-pricing model is affected by the Company's assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected term of the awards based on an analysis of the actual and projected employee stock option exercise behaviors and the contractual term of the awards. The Company recognizes stock-based compensation expense over the requisite service period, which is generally consistent with the vesting of the awards, based on the estimated fair value of all stock-based payments issued to employees and directors that are expected to vest.

Discontinued Operations – During November 2017, the Company settled all remaining operations related to its rental activities with regulated entities. As a consequence of the sale, the operating results and the assets and liabilities of the discontinued operations, which formerly comprised the rental operations, are presented separately in the Company's financial statements. There were no components of major assets and liabilities associated with the discontinued operations at October 31, 2018 and at January 31, 2018. Summarized financial information for the discontinued rental business is shown below. Prior period balances have been reclassified to present the operations of the rental business as a discontinued operation.

	Three Months Ended October 31, 2017	Nine months Ended October 31, 2017

Rental income from the Regulated Entities (Affiliates)	$397,198	$2,254,793
Total revenues	397,198	2,254,793
Operating costs and expenses
Reserve for amounts due from Regulated Entities (Affiliates)	99,698	984,428
Rents and other occupancy	(1,719,769)	(87,212)
Depreciation and amortization	38,831	120,756
Total operating costs and expenses	(1,581,240)	1,017,972
Operating (loss)/income from discontinued operations	1,978,438	1,236,821
Other income and (expenses)
Interest expense	(4,075)	(91,845)
Loss from discontinued operations	$1,974,363	$1,144,976

Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries. Since our inception there have been no differences between our comprehensive loss and net loss.

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

 Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and ensure that there are proper controls in place to ascertain that the Company's financial statements properly reflect the change. The Company evaluated all new accounting pronouncements and deemed none resulted in changes to the financial statements

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, we have not achieved profitable operations, and have cumulative losses through October 31, 2018 of $7.1 million. Our losses to date raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of our securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 5 - Operating Leases

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

During the three months ended October 31, 2018 and 2017, rent expense was $13,500 and $28,143, respectively. During the nine months ended October 31, 2018 and 2017, rent expense was $39,516 and $56,445, respectively.

As of October 31, 2018, future minimum lease payments are as follows:

For the Fiscal Year Ending January 31,

Remainder of 2019	$13,750
2020	55,250
2021	56,250
2022	42,750
Thereafter
Total minimum lease payments	$168,000

Note 6 – Note Receivable

The Company entered into management and licensing agreements with a private entity in Puerto Rico, COPR Enterprises, LLC, 49% owned by Erin Phillips to operate five dispensaries and two cultivation operations in Puerto Rico. In conjunction with these agreements, the Company has begun providing funds to operate the Puerto Rico operations, which is evidenced by a promissory note. The note provides for a 36-month payment schedule bearing interest at 12%. The principal amount of the loan has not been determined. Through October 31, 2018 the Company has advanced $275,107 related to the note.

The Company entered into management and licensing agreements with a private entity to establish a joint venture in Oklahoma, 2600 Meridian, LLC, that is owned 25% by the Company. In conjunction with this joint venture the Company has agreed to provide funds to operate the operations. The note provides for a 36-month payment schedule bearing interest at 12%. The principal amount of the loan has not been determined. Through October 31, 2018 the Company has advanced $228,227 related to the note.

Note 7 – Due to Related Party

The Company borrowed $49,562 from related parties to fund operations during the nine months ended October 31, 2018. One of the related parties converted $322,006 in loans to common stock during the nine months ended October 31, 2018. The loans do not carry an interest rate and do not have a maturity date. As of October 31, 2018 and January 31, 2018, the Company owed related parties $218,526 and $490,970, respectively.

Note 8 – Notes Payable

Richland Note

On August 29, 2018, the Company entered into a Note Purchase and Security Agreement (the "Purchase Agreement") with Richland Fund, LLC., a Delaware limited liability company ("Richland"). Pursuant to the Agreement, Richland agreed to purchase Convertible Promissory Notes of the Company (collectively, the "Notes"), in the aggregate principal amount of $225,000, funded in three tranches, (i) $100,000.00 (the "First Note"), (ii) $67,000.00 (the "Second Note"), and (iii) the balance of $58,000.00 (the "Third Note"). The Notes bear 12% interest per annum, with the last payment under the Notes due January 15, 2020. The Notes are secured by all assets of the Company and guarantees from Shawn and Erin Phillips. The Notes may be prepaid without penalty with 30 days' advance notice to Richland.

The Notes are convertible into common stock of the Company. The conversion price will be equal to the lower of (i) $0.15 cents per share (ii) or the average of the closing bid price of the Company's common stock taken over the three trading days prior to conversion or (iii) upon any issuance by the Company of common stock, or a security that is convertible into common stock, at a price lower than a net receipt to the Company of $0.15 per share, at such price that shall be at the same discount ratio as on the Funding Date. The conversion price of the Notes will be further subject to proportional adjustment for stock splits, reverse stock splits or combinations of shares, stock dividends, and the like. There are penalties for failure to timely deliver conversion shares.

Green Acres Note

In order to continue to fund ongoing California operations, on or around April 6, 2018, the Company entered into a loan agreement ("Loan Agreement") with Green Acres Partners, LLC, a California limited liability company ("Green Acres") whereby Green Acres agreed to loan the Company $205,000 in exchange for a promissory note ("Note") issued by the company in the principal amount of $205,000. The Note matures no later than September 1, 2020, with payments to begin no later than September 1, 2018; however, payments may begin sooner than such date in the event operations in San Diego begin sooner. The Note carries an interest rate of 12% per year, with an 18% default interest rate. The principal balance of the Note may be accelerated upon default or transfer. This note has not been funded and as of October 31, 2018 there was no balance due under this note.

Note 9 – Stockholders Equity

Common Stock

On August 29, 2018, in conjunction with the Richland Note, the Company issued Richland warrants to purchase 100,000 shares of the Company's common stock for $18,000. Richland exercised the warrants on October 3, 2018.

From approximately September 24, 2018 to October 16, 2018, the Company issued a total of 281,000 shares of its common stock for $42,150 resulting from the exercise of outstanding warrants with an exercise price of $0.15 per share. These shares were issued pursuant to Section 4(a)(2) of the Securities Act.

On October 15, 2018, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Shawn Phillips ("Mr. Phillips"), pursuant to which the Company issued Mr. Phillips 2,012,539 shares of the Company's Common Stock in exchange for $322,006 of debt owed to Mr. Phillips (the "Exchange"). The Exchange agreement otherwise contains standard terms and conditions. During the three and nine months ended October 31, 2018 the Company recognized an expense of $80,502 related to the conversion of these notes as a result of the stock being issued at a discount below the private offering price.

On or around October 18, 2018, the Company completed a private offering to accredited investors (the "Offering") in accordance with Regulation D under the Securities Act of 1933 ("Securities Act"). The Offering consisted of 3,416,000 shares of the Company's Common Stock at a price per share of $0.20, for offering proceeds of $683,200. All securities sold in the Offering were sold in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Warrants

On October 15, 2018, the Company issued warrants to purchase 1,900,000 shares of its common stock to three individuals in exchange for services, respectively. The warrants all carry two-year terms and an exercise price of $0.16 per share. Forty percent of each warrant may be exercised pursuant to a cashless exercise formula. The warrants otherwise contain standard terms and conditions. During the three and nine months ended October 31, 2018 the Company recognized $76,000 in expense related to the issuance of these warrants. These warrants were issued pursuant to Section 4(a)(2) of the Securities Act.

On October 26, 2018 the Company issued a total of 25,000 shares to Tysadco Partners LLC as compensation for services.

The shares shall vest at a schedule of 10,000 shares at on November 1, 2018, 7,500 shares on the 120th day from November 1, 2018, and 7,500 shares on the 180th day from November 1, 2018, subject to the investor relations agreement being in effect as of each applicable vesting date.

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

Recognized Subsequent Events

None

Unrecognized Subsequent Events

The Company was named as a defendant in one civil suit filed with the District Court of the City and County of Denver, Colorado. This matter has been resolved.

On October 15, 2018, the Company entered into an Executive Employment Agreement (the "Phillips Employment Agreement") with Erin Phillips ("Ms. Phillips"). Pursuant to the Phillips Employment Agreement, Ms. Phillips agreed to continue to serve as the Company's CEO for a term commencing on October 15, 2018 and continuing until terminated by either party. The Company acknowledged that Ms. Phillips had $165,000 deferred compensation as of July 31, 2018 and Ms. Phillips agreed to continue to defer payment until November 1, 2018. The deferred compensation is recorded in accounts payable and accrued expenses on the balance sheet. Ms. Phillips will receive a base salary of $180,000 per year. If the Agreement is terminated by Ms. Phillips with "good reason" or by the Company without "cause," Ms. Phillips will be entitled to severance pay equal to $500,000 plus her base salary for twelve months. The Phillips Employment Agreement otherwise contains standard terms and conditions.

On October 15, 2018, the Company entered into an Employment Agreement (the "Kotzker Employment Agreement") with Jay Kotzker ("Mr. Kotzker"). Pursuant to the Employment Agreement, Mr. Kotzker agreed to continue to serve as the Company's general counsel for a term commencing on October 15, 2018 and continuing until terminated by either party. The Company acknowledged that Mr. Kotzker had $43,750 deferred compensation as of September 15, 2018 and $1,571.27 in unpaid expenses. Mr. Kotzker will receive a base salary of $150,000 per year. If the Agreement is terminated by the Company without "cause," Mr. Kotzker shall be entitled to severance pay equal to four months' salary. The Kotzker Employment Agreement otherwise contains standard terms and conditions.

On October 18, 2018, the Company entered into an Employment Agreement (the "SPhillips Employment Agreement") with Shawn Phillips ("Mr. Phillips"). Pursuant to the Employment Agreement, Mr. Phillips agreed to serve as the Company's Senior Business Development Strategist for a term commencing on October 18, 2018 and continuing until terminated by either party. Mr. Phillips will receive a base salary of $96,000 per year. If the Agreement is terminated by the Company without "cause," Mr. Phillips shall be entitled to severance pay equal to three months' salary. During the term of the Agreement, Mr. Phillips shall receive a vehicle stipend in the amount of $800 per month.  The SPhillips Employment Agreement otherwise contains standard terms and conditions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were established to provide sophisticated Fulfillment Services to medical and retail stores and cultivation facilities in the regulated cannabis industry throughout the United States. Such Fulfillment Services are only be provided to stores and facilities located in geographical areas where the governing state and local ordinances allow for the provision of such services.

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

Prior to December 2017, we provided rental and operational support-related activities to regulated entities, that have been discontinued.

Results of Operations

Comparison of the three months ended October 31, 2018 to the three months ended October 31, 2017

	For the Three Months Ended October 31,		Change
	2018	2017	$	%

Consulting services	$12,500	$20,000	$(7,500)	(38)
Cost of consulting services	(12,500)	(55,121)	42,621	(77)
Gross profit	—	(35,121)	35,121	100
Operating costs and expenses
Rents and other occupancy	13,500	28,143	(14,643)	(52)
Compensation	148,856	137,206	11,650	8
Professional, legal and consulting	335,429	33,150	302,279	912
Depreciation and amortization	435	183	252	137
General and administrative	79,895	97,202	(17,307)	(18)
Total operating costs and expenses	578,115	295,884	282,231	95
Loss from continuing operations	(578,115)	(331,005)	(247,110)	75
Loss on equity investment in unconsolidated subsidiary	(10,129)	—	(10,129)	100
Other	(114,986)	(115)	(114,871)	100
Loss from continuing operations, before provision for taxes on income	(703,230)	(331,120)	372,110	112
Provision for taxes on income	—	—	—	—
Loss from continuing operations, net of tax	(703,230)	(331,120)	372,110	112
Income (loss) from discontinued operations, net of tax	—	1,974,363	(1,974,363)	(100)
Net income/(loss)	$(703,230)	$1,643,243	$(2,346,473)	(143)

Comparison of the nine months ended October 31, 2018 to the nine months ended October 31, 2017

	For the Nine Months Ended October 31,			Change
	2018	2017		$	%

Consulting services	$143,749		$173,500	$(29,751)	(17)
Cost of consulting services	(24,943)		(172,473)	147,530	(86)
Gross profit	118,806		1,027	117,779	11,468
Operating costs and expenses
Rents and other occupancy	39,516		56,445	(16,929)	(30)
Compensation	433,341		389,734	43,607	11
Professional, legal and consulting	420,518		84,283	336,235	399
Depreciation and amortization	1,304		1,874	(570)	(30)
General and administrative	221,536		238,328	(16,792)	(7)
Total operating costs and expenses	1,116,215		770,664	334,551	45
Loss from continuing operations	(997,409)		(769,637)	(227,772)	30
Loss on equity investment in unconsolidated subsidiary	(10,129)		—	(10,129)	100
Other	(116,726)		(1,016)	(115,710)	11,389
Loss from continuing operations, before provision for taxes on income	(1,124,264)		(770,653)	(353,611)	(46)
Provision for taxes on income	—	—		—	—
Loss from continuing operations, net of tax	(1,124,264)		(770,653)	(353,611)	(46)
Income (loss) from discontinued operations, net of tax	—		1,144,976	1,144,976	(100)
Net income/(loss)	$(1,124,264)		$374,323	$(1,498,587)	(400)

Material changes in line items in our Statement of Operations for the three and nine months ended October 31, 2018 as compared to the same period last year, are discussed below:

�         ●   Rent and other occupancy – During 2017 rent included various back charges that resulted in higher rent. As a result of not having similar charges during 2018,          rent decreased for the three and nine months during 2018.

�         ●   Compensation – Compensation increased as a result of additional headcount for operations and to expand our consulting services.

�       ●   Professional, legal, and consulting – Professional fees increased due to significantly higher fees during the three months due to our efforts to bring our SEC       filings into compliance and the issuance of stock-based compensation related to professional services provided to us.

   ●General and administrative – General and administrative expenses include marketing, travel, and office expenses. These expenses fluctuate from period to               period but have been driven by our shift in focus of our operations to consulting services.

�     ●    Other – Other includes costs related to financing, expense related to the conversion of payables, and the amortization of debt discount related to the beneficial conversion feature.

Liquidity and Capital Resources

Our net cash flows are as follows:

	For the Nine months Ended October 31,
	2018	2017
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(433,089)	$(73,756)
Net cash used in investing activities	(155,233)	(4,024)
Net cash provided by financing activities	590,640	9,863
Net change in cash	$2,318	$(67,737)

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

Investing Activities

During the period we acquired a trademark for $2,250 and made total cash investments of $152,983 into a equity investment in an unconsolidated subsidiary.

Financing Activities

Our cash provided by financing was primarily the result of advances made on the Puerto Rico and Oklahoma notes receivable, proceeds from the Richland convertible promissory notes, borrowings from related parties, proceeds from the issuance of common stock, and conversion of warrants to purchase common stock.

Indebtedness Agreements

On August 29, 2018, we entered into a Note Purchase and Security Agreement (the "Purchase Agreement") with Richland Fund, LLC., a Delaware limited liability company ("Richland"). Pursuant to the Agreement, Richland agreed to purchase our Convertible Promissory Notes (collectively, the "Notes"), in the aggregate principal amount of $225,000, funded in three tranches, (i) $100,000.00 (the "First Note"), (ii) $67,000.00 (the "Second Note"), and (iii) the balance of $58,000.00 (the "Third Note"). The Notes bear 12% interest per annum, with the last payment under the Notes due January 15, 2020. The Notes are secured by all of our assets and guarantees from Shawn and Erin Phillips. The Notes may be prepaid without penalty with 30 days' advance notice to Richland. In conjunction with the Richland Note, we issued Richland warrants to purchase 100,000 shares of the Company's common stock for $18,000. Richland exercised the warrants on October 3, 2018.

The Notes are convertible into our common stock. The conversion price will be equal to the lower of (i) $0.15 cents per share (ii) or the average of the closing bid price of our common stock taken over the three trading days prior to conversion or (iii) upon any issuance by the Company of common stock, or a security that is convertible into common stock, at a price lower than a net receipt to the Company of $0.15 per share, at such price that shall be at the same discount ratio as on the Funding Date. The conversion price of the Notes will be further subject to proportional adjustment for stock splits, reverse stock splits or combinations of shares, stock dividends, and the like. There are penalties for failure to timely deliver conversion shares.

For additional information see our Current Report on Form 8-K filed with the SEC on October 19, 2018.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of this report for a description of the Company's significant accounting policies.

Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2018. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2018, primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the quarter ended October 31, 2018, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1. Legal Proceedings

 None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors as disclosed in our 2018 Form 10-K for the year ended January 31, 2018 filed with the Securities and Exchange Commission on October 9, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On or around October 18, 2018, 23 completed a private offering to accredited investors (the "Offering") in accordance with Regulation D under the Securities Act of 1933 ("Securities Act"). The Offering consisted of 3,416,000 shares of the Company's Common Stock at a price per share of $0.20, for offering proceeds of $683,200. All securities sold in the Offering were sold in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

From approximately September 24, 2018 to October 16, 2018, we issued a total of 281,000 shares of its common stock for $42,150 resulting from the exercise of outstanding warrants with an exercise price of $0.15 per share. These shares were issued pursuant to Section 4(a)(2) of the Securities Act.

Use of Proceeds

We utilized these funds for an equity investment in Volume 2, LLC, loans to fund joint ventures in Oklahoma and Puerto Rico, and to fund day to day operations.

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

101**

The following materials from STWC Holdings, Inc.'s quarterly report on Form 10-Q for the three months ended October 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statement of Changes in Stockholders' Deficit; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STWC HOLDINGS, INC.

December 14, 2018                                                                            By:/s/ Erin Phillips
                                                                                                            Erin Phillips, President, Chief Financial and Accounting Officer