Form 10-K
period 2019-01-31
STWC. Holdings, Inc.
filed 2019-04-30
CIK 1400683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission file number: 000-52825

                                                                       STWC HOLDINGS, INC
(Exact name of registrant as specified in its charter)

Colorado	20-8980078
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1350 Independence Street, Suite 300
Lakewood, CO  80215
(Address of Principal Executive Office, including Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on July 31, 2018 was $7,324,949.

As of April 23, 2019, the Registrant had 34,220,089 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None

STWC Holdings, Inc.
Form 10-K
For the Year Ended January 31, 2019

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to STWC Holdings, Inc., a Colorado corporation, and its consolidated subsidiaries. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:
•	Our ability to achieve profitability;
•	Our estimates of our expenses, ongoing losses, future revenues, capital requirements, and our need for additional financing;
•	Our ability to obtain additional financing;
•	Our estimates of the costs, timing, progress, and results of operations with respect to our fulfillment services for the cannabis industry;
•	The nature and effect of any future laws, regulations, rules, regulations, interpretations, policies, or procedures, when and if promulgated, could have on our business;
•	Our ability to comply with existing and new government regulations;
•	Our dependence on state laws and regulations regarding the cannabis industry;

         .        Our ability to retain key personnel;
•	Our ability to maintain our key relationships with partners and service providers;
•	Our ability to manage our growth effectively;
•	Our ability to compete with competitors that may have greater resources than us;
•	Global economic and political conditions; and

Our competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities).

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.  These risk factors could cause our results to differ materially from those expressed in forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

STWC Holdings, Inc. (the “Company”) was incorporated on April 25, 2007, in the State of Utah as 4th Grade Films, Inc. In June 2016 we changed our corporate domicile to the State of Colorado by merging with a wholly-owned subsidiary formed solely for this purpose on August 5, 2015.  We have one wholly-owned subsidiary, Strainwise, Inc., a Colorado corporation originally formed as a limited liability company on June 8, 2012 and converted to a corporation on January 16, 2014.  This entity was acquired by us in 2014.  We also have a majority-owned subsidiary, Meridian A, LLC, an Oklahoma limited liability company formed on December 13, 2018.  We conduct all of our business operations through our subsidiaries.

Since 2012 we have provided fulfillment services to medical and retail stores, and cultivation facilities in the regulated cannabis industry throughout the United States. These services are only provided to stores and facilities located in geographical areas where the governing state and local ordinances allow for the unfettered provisions of such services.

Discontinued Prior Operations

During the fiscal year ended January 31, 2018, we divested ourselves of nearly all our material assets and settled a significant amount of liabilities due to events precipitated by an agreement between the Colorado Marijuana Enforcement Division (MED) and Shawn Phillips, our former principal officer. In accordance with the MED Agreement, Mr. Phillips sold all regulated entities owned by us to third parties. As a result of sale of these regulated entities, we terminated our subleases with these entities or sublet the facilities.  In addition, we released Mr. Phillips and the regulated entities from approximately $3,200,000 in accounts receivables in exchange for Mr. Phillips' assumption of $2,550,000 of our obligations under various promissory notes.

We also terminated the agreement with the Confederated Tribes of Warm Springs. As a result of the termination of the agreement, the funds held by Sentinel Strainwise, LLC, a joint venture company in which we held 50% equity interest, were distributed back to the partners of the joint venture and Sentinel Strainwise was dissolved.

Further, in or around February 2017, we sold a 5,000 square foot commercial building located at in Denver, Colorado, for $1,000,000, the net profits from which were used to pay off the related purchase loan, satisfy a Deed of Trust with Green Acres Partners A, LLC, and for our operation expenses.

As a result of the foregoing transactions, we have been able to re-focus on growing the Strainwise® brand and increasing its operations by expanding our business plan to include Company-owned stores in jurisdictions where regulations allow for public company ownership. In jurisdictions where public company ownership is prohibited or uncertain, we will continue to use management and licensing contracts to implement our business plan.

Current Operations

Beginning in June 2017 we entered into four Master Services Agreements (each, a "Master Agreement") with clients, namely COPR Enterprises, LLC (an entity 39% owned by Erin Phillips, our CEO, a directory, and principal shareholder), STWC Sorrento Valley, LLC (which is 27.5% owned by Ms. Phillips), 2600 Meridian, LLC (which is 25% owned by us), and HWH Farms, LLC (We have an option to purchase 25% of the LLC). The Master Agreements contain substantially similar terms, except as detailed herein. Pursuant to the Master Agreements, we provide compliance, financial, marketing and administrative services for clients' intended cannabis outlets and services for the design, build out, and long-term management of one or more medical cannabis dispensary facilities or in one case a medical cannabis cultivation and processing facility. We receive cash compensation for the services provided under the agreements once the facilities are operational. Each party to the Master Agreement has agreed to indemnify and defend the other party from and against all third-party claims and liabilities. The terms of the Master Agreements will continue until terminated by the respective parties in accordance with the provisions of the Master Agreements.  Together with each Master Agreement, we also enter into a trademark agreement granting the client the use of our relevant trademarks, a five-year management agreement whereby we agree to manage, operate, maintain and service the client's facility, and a consultant services agreement whereby we provide the client with our expertise, knowledge, and guidance in regards to the cannabis industry, licensing requirements, facility design, bookkeeping and accounting, at an hourly billable rate.  2600 Meridian and HWH Farms have been licensed by the state of Oklahoma and are in the build-out phase of their facilities but have not yet generated any revenues.

Under the COPR agreement COPR intends to open four dispensaries in the San Juan area of Puerto Rico, and we are currently seeking appropriate locations. We anticipate that these dispensaries will be approximately 1,500 to 1,700 square feet and will be open by fall 2019.  One of these dispensaries is under construction in the Loiza neighborhood and will be approximately 1,100 square feet.  We anticipate it will be open by the end of summer 2019, but its opening will be dependent upon compliance with building and licensing requirements.  STWC Sorrento Valley anticipates opening an 1,100 square foot dispensary in San Diego County, California, by spring 2020.  Likewise, this opening will be dependent upon compliance with city and state licensing requirements.  2600 Meridian opened a dispensary in Oklahoma City, Oklahoma, near the airport, in April 2019.  This facility consists of approximately 200 square feet and is sharing space with a CBD store opened in February 2019 by Meridian A, LLC.  Plans include moving the facility to a 3,500 square foot space by the end of 2019.  HWH Farms is a cultivation and processing center located in Boise City, Oklahoma, consisting of approximately 5,000 square feet (3,000 square feet grow and 2,000 square feet processing).  We anticipate that it will open by end of the summer 2019, dependent upon approval from the fire marshal.  The grow and processing facilities are currently 75% built out.

We were unable to obtain necessary zoning for a facility in Oceanside, California, and we have thus abandoned this project.

We also applied for an adult-use retail dispensary license for a location in West Hollywood, California, but were unsuccessful in obtaining the license.  As a result, we have abandoned this project.

Additionally, we have entered into management and licensing agreements with a private entity in Puerto Rico (39% owned by Ms. Phillips) to operate four dispensaries and one cultivation operations in Puerto Rico. While public companies are not currently allowed to own a beneficial interest in licensed cannabis businesses in Puerto Rico, we intend to negotiate the right to acquire the private company at an agreed to price in the event that regulations permit public company ownership in the future. We have provided approximately $281,000 to fund Puerto Rican operations, which will be evidenced by a promissory note.  We are in the process of building out the first dispensary and seeking locations for two additional dispensaries.

In connection with a funding agreement with Richland Fund, LLC, we agreed to form a subsidiary company with the intent that of the 3,000,000 shares of the subsidiary's outstanding stock, 1,000,000 shares would be issued to Richland and 2,000,000 shares would be distributed to the shareholders of our Company on a pro rata basis. Until distribution to the other shareholders, we would hold 2,000,000 shares of the subsidiary for voting purposes. We have yet to determine what assets will be held in the subsidiary.

On September 5, 2018, we entered into a Binding Term Sheet (the "BTS") with Michael Hornbeck ("Hornbeck") for the acquisition of  an interest in to-be-established joint-venture entity (the "JV Entity") that will hold the intellectual property assets related to HiLife Creative (et. al.) ("HiLife"). Pursuant to the BTS, we agreed to pay $120,000 overall consideration in cash and stock, payable as follows:  $25,000 within 24 hours of execution of the BTS; $25,000 on or before November 1, 2018; 500,000 shares of common stock in STWC; and 500,000 common share purchase warrants.   We also assumed approximately $70,000 in debt owned by Hornbeck to various creditors.  The $70,000 assumed by us will be paid to Hornbeck or his assigns pursuant to a yet to be executed promissory note with a maturity date of January 31, 2019.  The JV Entity will be 51% owned by us and 49% by Michael Hornbeck or assign(s). Although the BTS contemplated management control of the JV Entity by Hornbeck, we have since terminated our relationship with him and intend to proceed with the transaction with HiLife without involvement or ownership by Hornbeck.

On October 16, 2018, we and 2600 Meridian, LLC ("2600 Meridian"), of which 75% is owned by Amber Murdock, entered into a Development Agreement (the "Development Agreement") pursuant to which we agreed to assist in 2600 Meridian's efforts relating to the funding, development, and construction of any facility, seeking technical experience and expertise for the development and operation of the facilities, and instruction and training for its members in the development and operation of the facilities. Under the Development Agreement we receive a flat fee of $5,000 for each facility we help develop. The agreement will continue until certain milestone are reached and certain deliveries are made to 2600 Meridian.  During the year ended January 31, 2019, we loaned $29,368 to 2600 Meridian.  The first dispensary under this agreement was opened in April 2019.

In January 2019 we entered into a joint venture arrangement with Amber Murdock through the creation of an Oklahoma limited liability company named Meridian A, LLC ("Meridian A"), of which we own 75% of the outstanding members' units.  Meridian was formed to market Hemp-derived CBD projects to the general public and the first dispensary was opened in February 2019.  Ms. Phillips serves as the sole Managing Member of Meridian A. Our role will be to facilitate industry and operational knowledge, product sourcing, and brand management, and to manage administrative, office, and support staff. Ms. Murdock will manage all day to day operational activities and staffing of Meridian A.  We will also furnish operational funding for the business.

Our Services

Our fulfillment services which we provide to clients include the following:

•	Opportunity Assessment: For a standard fee, we will complete an Opportunity Assessment for a client, which would include financial modeling, completed with our proprietary assessment software.

•
Application Filing Assistance: Based upon our knowledge of the various rules and regulations of respective state and local jurisdictions, we will provide turn-key application preparation and submission services for a client, and/or provide consulting assistance to a client who is self-preparing their application.

•
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

•
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

•
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

•	Lending: We will provide loans to individuals and businesses in the cannabis industry.

We do NOT grow marijuana plants, produce marijuana infused products, sell marijuana plants and/or sell marijuana infused products of any nature in any jurisdiction where such activity has not been legalized by state law.

Intellectual Property

We hold five trademarks/service marks registered with the US Patent and Trademark Office which we use in our business and which consist of the following:

Registered Date	Registration No.	Mark
February 10, 2015	4,683,698	HIGHERLIVING
May 19, 2015	4,738,679	CONSUME INTELLIGENTLY
June 16, 2015	4,756,878	STRAINWISE
August 25, 2015	4,800,440	A symbol consisting of a hexagon with a smaller hexagon located within the outer hexagon, which includes four intersecting lines
September 18, 2018	5,563,618	BLUNTBUSINESS with a mark consisting of a hexagon containing radio waves situated above the words

Under our Master Services Agreements we sublicense our clients to use our trademarks in connection with the services we provide.

On August 1, 2016, we received a copyright from the US Copyright Office for a book titled Standard Operating Procedures which we produced for use in our business.

Marketing

We market our fulfillment services through our personal and business contacts, on social media, and at trade shows.  We have participated in a number of national trade shows in the past and anticipate attending two this year, at which we will sponsor a booth and participate on presentation panels. We monitor all social media marketing internally, but we intend to engage an outside consultant during the current year to develop a targeted social media marketing campaign.

Competition

There are a number of companies providing some or all of the fulfillment services furnished by us to our customers, many of which are larger and better financed.  We believe there are few, however, that provide all of the services we furnish, and many of these consulting firms consist of persons experienced in business consulting, but few with experience in the marijuana industry.  Because of the extensive experience of our management team, we believe we can compete favorably with others in the industry.  We also believe that the fees we charge for our fulfillment services are very competitive with other companies in the industry.

Government Regulation

The Company is not engaged in the direct growth, cultivation, harvesting and distribution of cannabis. However, we do offer consulting services to licensed operators and applicants for state offered cannabis licenses, who seek to engage in the medical and/or recreational cannabis business in those state jurisdictions where cannabis has been legalized.

As of the date of this filing, thirty-three states and the District of Columbia currently have laws broadly legalizing cannabis in some form for either medicinal or recreational use governed by state specific laws and regulations. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

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

On August 29, 2013, The Department of Justice set out its prosecutorial priorities in light of various states legalizing cannabis for medicinal and/or recreational use. The “Cole Memorandum” provided that when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities. Indeed, a robust system may affirmatively address those priorities by, for example, implementing effective measures to prevent diversion of cannabis outside of the regulated system and to other states, prohibiting access to cannabis by minors, and replacing an illicit cannabis trade that funds criminal enterprises with a tightly regulated market in which revenues are tracked and accounted for. In those circumstances, consistent with the traditional allocation of federal-state efforts in this area, the Cole Memorandum provided that enforcement of state law by state and local law enforcement and regulatory bodies should remain the primary means of addressing cannabis-related activity. If state enforcement efforts are not sufficiently robust to protect against the harms set forth above, the federal government may seek to challenge the regulatory structure itself in addition to continuing to bring individual enforcement actions, including criminal prosecutions, focused on those harms.

On January 4, 2018, Attorney General Jeff Sessions issued a memorandum for all United States Attorneys concerning cannabis enforcement under the Controlled Substances Act (CSA). Mr. Sessions rescinded all previous prosecutorial guidance issued by the Department of Justice regarding cannabis, including the August 29, 2013 “Cole Memorandum”.

In rescinding the Cole Memorandum, Mr. Sessions stated that U.S. Attorneys must decide whether or not to pursue prosecution of cannabis activity based upon factors including: the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Mr. Sessions reiterated that the cultivation, distribution and possession of marijuana continues to be a crime under the U.S. Controlled Substances Act.

On March 23, 2018, President Donald J. Trump signed into law a $1.3 trillion-dollar spending bill that included an amendment known as “Rohrabacher-Blumenauer,” which prohibits the Justice Department from using federal funds to prevent certain states “from implementing their own State laws that authorize the use, distribution, possession or cultivation of medical cannabis.”

On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill”. Prior to its passage, hemp, a member of the cannabis family, was classified as a Schedule 1 controlled substance, and so illegal under the federal CSA.

With the passage of the Farm Bill, hemp cultivation is now broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under the CSA, and would not be legally protected under this new legislation and would be treated as an illegal Schedule 1 drug.

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (hereafter referred to as the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. This system of shared regulatory programming is similar to options states had in other policy areas such as health insurance marketplaces under Affordable Care Act, or workplace safety plans under Occupational Health and Safety Act—both of which had federally-run systems for states opting not to set up their own systems.

The Farm Bill outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3 percent THC). The Farm Bill details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

One of the goals of the previous 2014 Farm Bill was to generate and protect research into hemp. The 2018 Farm Bill continues this effort. Section 7605 re-extends the protections for hemp research and the conditions under which such research can and should be conducted. Further, section 7501 of the Farm Bill extends hemp research by including hemp under the Critical Agricultural Materials Act. This provision recognizes the importance, diversity, and opportunity of the plant and the products that can be derived from it, but also recognizes that there is a still a lot to learn about hemp and its products from commercial and market perspectives.

Offices

Our principal executive offices are located at 1350 Independence Street, Suite 300, Lakewood, CO 80215. We sublease these offices by arrangement from Sunrise Consulting & Small Business Services, LLC, an entity controlled by Erin Phillips.  The sublease is for 4,000 square feet of office space and the lease expires on October 31, 2021. The base rent for in the extended lease is as follows:

Time Period	Rate	Monthly Payment
November 1, 2017 – October 31, 2018	$13.50/SF FSG	$4,500.00
November 1, 2018 – October 31, 2019	$13.75/SF FSG	$4,583.33
November 1, 2019 – October 31, 2020	$14.00/SF FSG	$4,666.67
November 1, 2020 – October 31, 2021	$14.25/SF FSG	$4,750.00

Employees

We have five full-time employees consisting of the following: Erin Phillips, our CEO; Shawn Phillips, our Senior Business Development Strategist; Matthew Willer, our President; Elizabeth Illa, our bookkeeper; and Kevin Paladino, who operates our packaging division.  We have employment agreements with Ms. Phillips and with Messrs. Phillips and Willer.  Ms. Illa and Mr. Paladino are at-will employees.  We have no part-time employees.

ITEM 1A. RISK FACTORS

As a smaller reporting company we have elected not to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

See Item 1 BUSINESS: Offices

ITEM 3. LEGAL PROCEEDINGS

On November 15, 2018, we and co-defendants Shawn Philips and Erin Phillips entered into a Confidential Settlement Agreement and Release of Claims (the "Settlement Agreement") with Headgate II, LLC, William A. Shopneck, and Christopher Shopneck (collectively, the "Plaintiffs").  Pursuant to the Settlement Agreement, we and the other defendants collectively agreed to pay Plaintiffs a total of $85,000, to be paid in monthly installments beginning on November 15, 2018 and ending July 15, 2019, and to execute a Confession of Judgment to be held by Plaintiffs guaranteeing the defendants' settlement obligations for the same. In consideration for the foregoing, the Plaintiffs agreed to dismiss its lawsuit against the defendants originally filed in the District Court of the City and County of Denver, Case No. 2018CV30778 and to release, waive, and forever discharge the defendants from any and all claims and actions that could have been brought in the lawsuit. The defendants also agreed to release, waive, and forever discharge the Plaintiffs from any and all claims and actions.  On November 26, 2018, the parties to the lawsuit filed a Stipulation of Dismissal with Prejudice with the court. Pursuant to the dismissal, each party formally dismissed all claims it had against the other party.  We are current in our payments under the Settlement Agreement.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Prior to September 25, 2014 our common stock was quoted in the OTC Markets under the trading symbol “FHGR”. On September 25, 2014 our trading symbol changed to “STWC”. Our stock is currently quoted on OTC’s QB Marketplace.

Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Board of Directors. Our Board of Directors is not restricted, unless we are insolvent, from paying any dividends, but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid. We currently intend to retain any future earnings to finance future growth. Any future determination to pay dividends will be at the discretion of the Company’s directors and will depend on its financial condition, results of operations, capital requirements and other factors the board of directors considers relevant.

Our Articles of Incorporation authorize the Board of Directors to issue up to 20,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors, in accordance with Colorado law, to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult, even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management. No shares of preferred stock have been issued.

As of April 23, 2019, the Company had approximately 167 shareholders of record and 34,220,089 outstanding shares of common stock.

Unregistered Sales of Securities

On or about July 1, 2018, we entered into an Advisor Agreement with Matthew Willer (the “Advisor Agreement”).  Pursuant to the terms of the Advisor Agreement, on February 22, 2019, the Company issued 500,000 shares of its common stock to Mr. Willer for services performed in accordance with the terms of the Advisor Agreement.  The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. At the time of the sale of the shares, we reasonably believed that each purchaser was an accredited investor as defined in Regulation D. No underwriting discounts or commissions were paid in connection with the transactions.

Investor Relations

Hayden & Tysadco

On October 26, 2018, we engaged Hayden IR, LLC ("Hayden") and Tysadco Partners LLC ("Tysadco" and, collectively with Hayden, the "Consulting Firms") to provide investor relations services under an Investor Relations Consulting Agreement (the "IR Agreement"). Pursuant to the IR Agreement, the Consulting Firms agreed to, inter alia, assist us in building a core messaging platform, create and enhance investor-focused content (presentation, website, factsheet etc.), expand awareness of our business, and achieve an appropriate valuation based on peer group comparison and in-line with the financial ratios of companies with similar financial models. As compensation for their services, we pay the Consulting Firms $5,000 per month and issued a total of 25,000 shares which vest at a schedule of 10,000 shares on November 1, 2018, 7,500 shares on the 120th day from November 1, 2018, and 7,500 shares on the 180thday from November 1, 2018, subject to the IR Agreement being in effect as of each applicable vesting date.

J Paul Consulting

On November 1, 2018, we entered into a Consulting Agreement (the "Consulting Agreement") with J Paul Consulting Corp., a Colorado corporation ("JPCC") pursuant to which JPCC agreed to provide us with, inter alia, market research, messaging advice, introductions to potential customers and investors, and establishment of communication channels with prospective partners. As compensation for its services, JPCC will receive a monthly retainer of $4,000 and warrants to purchase up to 150,000 shares of our common stock (the "Warrants"). The three-year Warrants shall vest according to the following schedule: (i)  50,000 two months from the November 1, 2018 (the "First Tranche"); (ii) 50,000 four months from the November 1, 2018 (the "Second Tranche"); and (iii) 3, 50,000 six months from the November 1, 2018 (the "Third Tranche").  The exercise price for the Warrants is $0.80 per share for the First Tranche, $1.00 for the Second Tranche, and $1.25 for the Third Tranche.  The term of the Consulting Agreement is for six months beginning on November 1, 2018.

ITEM 6.            SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

The fulfillment services that we currently are able to provide are summarized, as follows:

•	Opportunity Assessment: For a standard fee, we will complete an Opportunity Assessment for a client, which would include financial modeling, completed with our proprietary assessment software.

•
Application Filing Assistance: Based upon our knowledge of the various rules and regulations of respective state and local jurisdictions, we will provide turn-key application preparation and submission services for a client, and/or provide consulting assistance to a client who is self-preparing their application.

•
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

•
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

•
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

•	Lending: We will provide loans to individuals and businesses in the cannabis industry.

We do NOT grow marijuana plants, produce marijuana infused products, sell marijuana plants and/or sell marijuana infused products of any nature in any jurisdiction were such activity has not been legalized.

Historical Overview

Since the change in our business operations in 2017, we have secured debt and equity funding for operations from various sources, including the following:

Equity Funding

In November 2018 we completed a nonpublic sale of 3,828,500 shares of our common stock at $0.20 per share for gross proceeds of $765,700.  In September and October of 2018 we also issued 211,000 shares of our common stock at $0.15 per share and issued 100,000 shares of our common stock at $0.18 per share for gross proceeds of $49,650 from the exercise of outstanding warrants.

During the period, the Company issued 500,000 shares of common stock at $0.20 per share for services provided by consultants.

Green Acres Debt Funding

On or around April 6, 2018, we entered into a loan agreement with Green Acres Partners, LLC whereby it agreed to loan us $205,000 in exchange for a promissory note in the principal amount of $205,000. The note matures no later than August 1, 2019, with payments to begin no later than August 1, 2019 or earlier when then projects become licensed and operating for sixty days. The note carries an interest rate of 12% per year, with an 18% default interest rate. The principal balance of the note may be accelerated upon default or transfer.  The loaned funds are allocated for our two projects in San Diego County, California.

Richland Debt Financings

On August 29, 2018, we entered into a Note Purchase and Security Agreement (the "Purchase Agreement") with Richland Fund, LLC ("Richland"). Pursuant to the Purchase Agreement, Richland agreed to purchase Convertible Promissory Notes issued by us (collectively, the "Notes"), in the aggregate principal amount of $225,000, funded in three tranches, (i) $100,000 (the "First Note"), (ii) $67,000 (the "Second Note"), and (iii) the balance of $58,000 (the "Third Note"). The Notes bear 12% interest per annum, with the first payment due August 1, 2019 and the last payment under the Notes due February 1, 2021. The Notes are secured by all assets of the Company and guarantees from Shawn and Erin Phillips.  The Notes may be prepaid without penalty with 30 days' advance notice to Richland.  The Notes are convertible into our common stock. The conversion price will be  equal to the lower of (i) $0.15 cents per share (ii) or the average of the closing bid price of our common stock taken over the three trading days prior to conversion, or (iii) upon any issuance by us of common stock, or a security that is convertible into common stock, at a price lower than a net receipt to us of $0.15 per share, at such price that will be at the same discount ratio as on the funding date. In addition to the Notes, we also issued Richland warrants to purchase 100,000 shares of our common stock. Richland exercised the warrants on October 3, 2018 for $18,000.

On December 7, 2018, we issued a 15% Promissory Note in the face amount of $126,100 (the “Richland Note”) to Richland Fund, LLC (“Richland”).  Richland provided the following funds for the Note:  $25,000 on December 7, 2018; $76,100 on December 13, 2018; and $25,000 on December 31, 2018.  The Richland Note originally matured on March 7, 2019, but was extended to August 1, 2019.  It bears interest at 15% per annum, payable monthly, which increases to 20% upon an event of default.  In the event of a capital raise by the Company, all proceeds raised will be first applied to repayment of this unsecured Richland Note.

Power Up Convertible Debt Funding

In February 2019 we secured funding through a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a convertible promissory note (the “First Tranche Note”) in the face amount of $103,000. The First Tranche Note matures on February 13, 2020, and bears interest at 12% per annum, increasing to 22% after maturity.  Power Up may convert all or a portion of the outstanding principal of the First Tranche Note into shares of our common stock beginning on the date which is 180 days from the date of the First Tranche Note, at a price equal to 61% of the lowest trading price during the 20 trading day period ending on the last complete trading date prior to the date of conversion; provided, however, that Power Up may not convert the Note to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of our outstanding common stock.  During the first six months of the First Tranche Note we can prepay the note at premiums ranging from 110% to 135%. The First Tranche Note cannot be prepaid after the 180th day following the date thereof.  We are required to reserve for issuance upon conversion of the First Tranche Note, six times the number of shares that would be issuable upon full conversion thereof, assuming the 4.99% limitation were not in effect.  In connection with the First Tranche Note, we have caused our transfer agent to reserve initially 880,969 shares of Common Stock. We received a net amount of $100,000, with $2,500 paid for Power Up’s legal counsel and $500 for Power Up’s due diligence fee.

On March 18, 2019, we entered into a second funding arrangement with Power Up under terms identical to the first transaction.  The second note (the “Second Tranche Note”) is in the face amount of $53,000 and matures on March 18, 2020.  In connection with the Second Tranche Note, we caused our transfer agent to reserve initially 613,307 shares of Common Stock. We received a net amount of $50,000, with $3,000 paid for Power Up’s legal and due diligence expenses.

Results of Operations

Comparison of the Year Ended January 31, 2019 to the Year Ended January 31, 2018
	For the years ended
	January 31,
	2019	2018	Change
Consulting Services	$136,537	$263,500	$(126,963)	-48%
Cost of consulting services	(110,761)	(233,529)	122,768	-58%
Gross profit	25,776	29,971	(4,195)	14%
Operating costs and expenses
Rents and other occupancy	59,450	67,927	(8,477)	-12%
Compensation	744,128	523,805	220,323	42%
Professional, legal and consulting	597,099	193,950	403,149	208%
General and administrative	355,814	307,023	48,791	16%
Depreciation and amortization	1,826	2,308	(482)	-21%
Total operating costs and expenses	1,758,317	1,095,013	663,304	61%
Other income (expense)
Interest expense	(104,783)	(1,016)	(103,767)	10213%
Other expenses	6,666	-	6,666	100%
Impairment on investment	(345,394)	-	(345,394)	100%
Loss on debt conversion	(80,502)	-	(80,502)	100%
Loss on investment in affiliate	(18,722)	(24,159)	5,437	-23%
Total other income (expense)	(542,735)	(25,175)	(517,560)	2056%

Loss from continuing operations, before provision for taxes on income	(2,275,276)	(1,090,217)	(1,185,059)	109
Provision for taxes on income	-	-	-	0%
Loss from continuing operations, net of tax	(2,275,276)	(1,090,217)	(1,185,059)	109%
Income from discontinued operations	-	1,479,497	(1,479,497)	-100%
Net income (loss)	$(2,275,276)	$389,280	$(2,664,556)	-684%

Material changes in line items in our Statement of Operations for the years ended January 31, 2019 as compared to the same period last year, are discussed below:

•	Compensation – Compensation increased as a result of additional employee count.
•
Professional, legal, and consulting – Professional legal and accounting/consulting services increased during the year due to additional resources used for compliance.  In addition, legal fees increased due to legal settlements in the amount of $86,460, refer to Item 3 Legal Proceedings.

•
General and administrative – General and administrative expenses include marketing, travel, dues and subscriptions and office expenses. These expenses fluctuate from period to period, during the period the company joined National Cannabis Industry association and also increased its marketing and advertising programs.

•	Interest expense – Interest increased as a result of new debt arrangements during the year, in addition to the amortization of the debt discount in the amount of $68,182.

Liquidity and Capital Resources

Overview

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of January 31, 2019, we had an accumulated deficit of $8,440,108 from operating activities.  The Company had total cash on hand of approximately $3,000 as of January 31, 2019. The Company utilizes credit from vendors, borrowings from related parties, and secured third party financing to manage its cash flow.  Management believes the change in focus along with our substantial industry knowledge, defined growth strategy, and minimal expense structure will allow us to ultimately achieve profitability. We have restructured our operating expenses sufficiently and believe that our ongoing sources of revenue will be sufficient to cover these expenses for the foreseeable future.

Our Consolidated Financial Statements as of and for the year ended January 31, 2019 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate assets.

Our ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. We can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms.

Our net cash flows are as follows:

	For the Years Ended January 31,
	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,360,757)	$(419,529)
Net cash used in investing activities	(2,250)	2,133,002
Net cash used in/provided by financing activities	1,338,047	(1,818,737)
Net change in cash	$(24,960)	$(105,264)

Operating Activities

During 2018, the Company used $1,360,757 in cash for continuing operations compared to cash inflow of $627,686 for continuing operations and cash used of $1,047,215 for discontinued operations during 2017.  This increase in cash used for operating activities was due to the significant investment in affiliates and loans to affiliates.

Investing Activities

During 2018 the Company invested $2,250 in trademarks, compared to 2017 the Company purchased $4,024 in fixed assets, and cash provided of $2,137,026 by discontinued operations was the result of the settlement of regulated affiliate balances.

Financing Activities

Our cash provided by financing for the year ended was $1,338,047 compared to cash provided of $181,263 from continuing operations offset by the cash used discontinued operations of $2,000,000.

During the year ended January 31, 2019 the company entered into convertible promissory notes in the amount of $225,000 and issued warrants to purchase up to 100,000 shares of common stock.  The warrants were exercised in October 2018 for cash proceeds of $18,000.

During the year ended January 31, 2019 the Company entered into a loan agreement and received proceeds of $200,000.

During the year ended January 31, 2019 the Company entered into a short-term bridge loan and received proceeds of $126,100.

The Company received $171,597 from related party loans and made payments of $200,000 to related parties.

During 2018, we closed our non-public equity offering at $.20 per share.  We raised cash proceeds of $765,700 and issued 3,828,500 shares of common stock as part of the private equity offering.

We issued 211,000 shares in exchange for warrants at an exercise price of $0.15 per share and 100,000 shares in exchange for warrants at an exercise price of $0.18 per share for total proceeds of $49,650.

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

•	Our ability to find new sources of revenue;
•	Government regulation of the marijuana industry;
•	Revision of Federal banking regulations for the marijuana industry;
•	Legalization of recreational marijuana in more states; and

Other than the foregoing, we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on:

•	Revenues or expenses;
•	Any material increase or decrease in liquidity; or
•	Expected sources and uses of cash.

Off Balance Sheet Arrangements

As of January 31, 2019, and January 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of this report for a description of our significant accounting policies.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements and accompanying notes included as part of this report.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction and with the participation of our management, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2019. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of January 31, 2019 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

Management’s Report on Internal Control Over Financial Reporting

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

Our management evaluated the effectiveness of the Company's internal control over financial reporting as of January 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of January 31, 2019 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) lack of qualified personnel, 2) deficiencies in the period-end reporting process, and 3) inadequate internal controls over the application of new accounting principles or the application of existing application principles to new transactions; 4) inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the company’s financial reporting process; and 5) ineffective control environment due to lack of directors that are independent.

The Company plans to engage qualified accounting personnel during the fiscal year 2019 to offer proper guidance on the application of new accounting principles and provide proper segragation of duties. The Company is also in the process of assembling an independent board of directors.

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

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and sole director are listed below. Our director is generally elected at the annual shareholders' meeting and holds office until the next annual shareholders' meeting or until a successor is elected and qualified. Executive officers are elected by our Director and serve at her discretion. The Board of Directors believes that our sole director named below is highly qualified and has the skills and experience required for effective service on the Board of Directors.

Name	Age	Position	Director Since
Erin Phillips	43	President, Chief Financial and Accounting Officer and a Director	2014
Matthew D. Willer	42	President	2019

The following is a brief summary of the background of our officers and directors, including their principal occupation during the five preceding years.

Erin Phillips has been our Chief Executive Officer since 2015 and our Chief Financial Officer since 2014. She served as our President from 2014 until February 12, 2019.  From May 2010 until January 2015 she served as Chief Operating Officer for 5110 Race, LLC, an entity which owned a marijuana dispensary and growing facility owned by Ms. Phillips and her husband, Shawn Phillips.  From September 2014 until December 2017 Ms. Phillips served as an administrative assistant overseeing all back-office operations of The Denver Corridor, Inc., a holding company for the regulated marijuana entities owned by Mr. Phillips. Ms. Phillips has over 20 years of operational and management experience in the marijuana industry. She was one of the early pioneers in the marijuana industry in Colorado and is one of our founders. In concert with her spouse, Shawn Phillips, she has been instrumental in the management of the operations of the Regulated Entities since the date they were either purchased as an existing retail store, or initially opened for medical marijuana sales beginning in 2010. Ms. Phillips was responsible for managing the marketing, advertising and promotions at these Regulated Entities, and was responsible for establishing and expanding the brand recognition of the Strainwise name and logo throughout our target markets. Prior to establishing Strainwise, Ms. Phillips spent 13 years in the mortgage industry as a business owner, audit and funding supervisor, title company closer, mortgage loan processer, and loan originator. Ms. Phillips filed a personal bankruptcy petition in May 2009 and received a discharge in August 2009. Her experience in the marijuana industry, coupled with her prior business experience, qualifies her to serve as our director.

Matthew D. Willer has served as our President since February 12, 2019.  He provided consulting services for us from June 2018 until February 2019.  From June 2016 until May 2018 he served as President and a director of Assure Holdings, a publicly traded company ("ARHH").  From January 2011 until May 2016 he served as a Vice-President and director of XYLITOL, a publicly traded company ("SYLTF").  Mr. Willer received his Bachelor of Science degree in business administration from the University of Southern California in 1999.

Legal Proceedings

Except as described above, during the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of the executive officers or directors, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Committees

Because we have only one director, the Board of Directors carries out the duties of the committees. We do not have compensation, audit, nominating, or other standing committees of the Board of Directors.

Audit Committee

Our Board of Directors performs the duties that would normally be performed by an audit committee. Our Board of Directors believes that its current sole member has sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our company. The Board of Directors has determined that we do not have an audit committee financial expert, due to lack of funds.

Nominating Procedures

Recommendations for candidates to stand for election as directors are made by the Board of Directors. We have not adopted a policy which permits security holders to recommend candidates for election as directors or a process for stockholders to send communications to the Board of Directors. There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

We have not adopted a code of ethics because of the small size of our management team.

ITEM 11.          EXECUTIVE COMPENSATION

Named Executive Officer

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company and its subsidiaries for the years ended January 31, 2019 and 2018:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary and Fees (paid) $	Salary and Fees accrued $	Total $
Erin Phillips, CEO	2019	21,500	183,500	205,000
	2018	167,189	7,500	174,689

Prior to October 15, 2018, we paid Ms. Phillips a base salary of $13,932 per month for services provided as our principal executive officer.  On October 15, 2018 we entered into an Executive Employment Agreement with her under which she agreed to continue to serve as our chief executive officer for a term commencing on October 15, 2018 and continuing until terminated by either party. She has agreed to devote not less than 90% of the working time to the Company.  We acknowledged that Ms. Phillips had $165,000 deferred compensation as of July 31, 2018 and that she agreed to continue to defer payment until November 1, 2018. Under the employment agreement Ms. Phillips receives a base salary of $180,000 per year. If the Agreement is terminated by Ms. Phillips with "good reason" or by us without "cause," she will be entitled to severance pay equal to $500,000 plus her base salary for 12 months. The employment agreement otherwise contains standard terms and conditions.

On February 1, 2019, we entered into a full-time employment agreement with Mr. Willer to serve as our President.  The agreement will continue until terminated by us or Mr. Willer.  The base salary is $150,000.  The agreement may be terminated by either party without cause upon 30 days' notice or immediate for cause.  The agreement includes confidentiality and non-solicitation provisions.

Equity Awards

As of January 31, 2019, there were no unexercised options, stock that had not vested, or equity incentive plan awards for the named executive officer.

Compensation of Directors

During the year ended January 31, 2019, no compensation was paid to our sole director.  Under Colorado law, unless otherwise provided in the bylaws, the board of directors may fix the compensation of directors. We have not adopted a policy for compensating directors.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of April 23, 2019, by (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors, named executive officers, and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Named Executive Officers and Directors
Erin Phillips 1350 Independence St. Suite 300 Lakewood, CO 80215	25,156,723	(2)	73.5%
Matthew D. Willer 1350 Independence St. Suite 300 Lakewood, CO 80215	750,000		2.2%
All officers and directors as a group (one person)	25,906,723		75.7%
5% Beneficial Holders
Shawn Phillips 8468 Lewis Court Arvada, CO 8005	25,156,723	(3)	73.5%

(1)This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. At April 23, 2019, we had 34,220,089 shares outstanding.
(2)Of these shares, 2,022,539 are owned of record by Ms. Phillip's husband, Shawn Phillips.
(3)Of these shares, 23,134,184 are owned of record by Mr. Phillip's wife, Erin Phillips.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of our common stock.

Changes in Control

To our knowledge there are no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of January 31, 2019, we had no equity compensation plans in effect.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through January 2018 we leased cultivation facilities to entities controlled by Shawn Phillips, the spouse of Erin Phillips, CEO, sole director, and principal shareholder.  We have discontinued leasing facilities to entities controlled by Mr. Phillips. These operations have been classified as discontinued operations.

On October 18, 2018, we entered into an employment agreement with Mr. Phillips under which he agreed to serve as the Company's Senior Business Development Strategist for a term commencing on October 18, 2018 and continuing until terminated by either party. Mr. Phillips receives a base salary of $96,000 per year. If the Agreement is terminated by the Company without "cause," Mr. Phillips will receive severance pay equal to three months' salary. During the term of the Agreement, Mr. Phillips will receive a vehicle stipend in the amount of $800 per month.  The employment agreement otherwise contains standard terms and conditions.

On October 15, 2018, we entered into an Exchange Agreement with Mr. Phillips pursuant to which we issued Mr. Phillips 2,012,539 shares of our common stock in exchange for $322,006 of debt owed to Mr. Phillips.

We have entered into management and licensing agreements with a private entity in Puerto Rico 39% owned by Erin Phillips to operate four dispensaries and one cultivation operations in Puerto Rico. While public companies are not currently allowed to own a beneficial interest in licensed cannabis businesses in Puerto Rico, we intend to negotiate the right to acquire the private company at an agreed to price in the event that regulations permit public company ownership in the future.

We lease our principal executive offices from Sunrise Consulting, LLC, an entity owned by Ms. Phillips.  Lease payments for the years ended January 31, 2019 and 2018 were $59,450 and $67,927, respectively.

Ms. Phillips has personally guaranteed loans made to the Company in the principal amount of $205,000 by Green Acres Partners A, LLC.

Ms. Phillips owns a 39% ownership interest in COPR Enterprises, LLC with which we have a Master Services Agreement.  She also holds a 27.5% ownership interest in STWC Sorrento Valley, LLC, another entity with which we have a Master Services Agreement.

From June 1, 2018 until February 12, 2019, Matthew Willer, our President, performed business consulting services for us, for which we paid him an aggregate of $20,000.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC served as our independent registered public accountant for the years ended January 31, 2019 and 2018.

The following table shows the aggregate fees billed to us by BF Borgers CPA PC for the periods shown.

	Year ended January 31,
	2019	2018
Audit Fees	$48,600	$59,400
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$48,600	$59,400

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

STWC HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended January 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of STWC Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STWC Holdings, Inc. (the "Company") as of January 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant operating losses since inception and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

By: /s/ BF Borgers CPA PC

We have served as the Company's auditor since 2014.
Lakewood, CO
April 30, 2019

STWC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2019 and 2018

	2019	2018
ASSETS
Current assets
Cash	$2,965	$27,925
Accounts Receivable, net	56,459	5,000
Inventory	29,786	11,888
Prepaid expenses and other assets	19,675	17,592
Total current assets	108,885	62,405
Property and equipment, net	2,767	3,773
Intangible assets, net	9,452	8,021
Notes receivable, related party	452,709	94,061
Total assets	$573,813	$168,260

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable	$665,791	$284,394
Accrued expenses	437,388	82,044
Loans from related parties	32,021	490,970
Deferred revenue	192,500	150,000
Notes payable current, net of discount	274,282	-
Total current liabilities	1,601,982	1,007,408
Long-term loan from related party	48,240	-
Long-term notes payable	125,000	-
Total liabilities	1,775,222	1,007,408

STOCKHOLDERS' DEFICIT
Common stock, no par value, 100,000,000 shares authorized, 33,792,589 and 27,140,550 issued and outstanding, respectively, at January 31, 2019 and 2018	-	-
Additional Paid in Capital	7,238,699	5,325,684
Retained deficit	(8,440,108)	(6,164,832)
Total Stockholders' deficit	(1,201,409)	(839,148)
Total liabilities and stockholders' deficit	$573,813	$168,260
See accompanying notes to the financial statements

STWC HOLDINGS, INC.
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JANUARY 31, 2019 and 2018

	2019	2018

Consulting Services	$136,537	$263,500
Cost of consulting services	(110,761)	(233,529)
Gross profit	25,776	29,971

Operating costs and expenses
Rents and other occupancy	59,450	67,927
Compensation	744,128	523,805
Professional, legal and consulting	597,099	193,950
General and administrative	355,814	307,023
Depreciation and amortization	1,826	2,308
Total operating costs and expenses	1,758,317	1,095,013

Other income (expense)
Interest expense	(104,783)	(1,016)
Other expenses	6,666	-
Loss on impairment of investment	(345,394)	-
Loss on debt conversion	(80,502)	-
Loss on investment in affiliate	(18,722)	(24,159)
Total other income (expense)	(542,735)	(25,175)

Loss from continuing operations, before provision for taxes on income	(2,275,276)	(1,090,217)
Provision for taxes on income	-	-
Loss from continuing operations, net of tax	(2,275,276)	(1,090,217)
Income from discontinued operations	-	1,479,497
Net income (loss)	$(2,275,276)	$389,280

Basic earnings and fully diluted income (loss) per common share
Continuing operations	$(0.08)	$(0.04)
Discontinued operations	$-	$0.05

Basic and fully diluted weighted average number of shares outstanding	29,222,516	27,140,550
                                                                                                                       See accompanying notes to the financial statements

STWC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2019 and 2018

	2019	2018
Cash flows from operating activities:
Net Loss	$(2,275,276)	$389,280
Depreciation and Amortization	1,826	2,308
Accretion of debt discount	68,182	-
Loss on debt conversion	80,502	-
Loss on impairment of investment	345,394	-
Loss on investment in affiliates	18,722	24,159
Stock compensation	197,720	-
Shares and warrants issued for services	272,438	-
Changes in assets and liabilities:
Accounts receivable	(51,459)	(5,000)
Inventory	(17,898)	(11,888)
Investments in affiliates	(364,116)	15,000
Notes receivable, related party	(358,648)	(94,061)
Deposits, prepaids and other	(2,083)	(17,592)
Accounts payable	386,397	36,324
Accrued expenses	295,042	139,156
Deferred revenue	42,500	150,000
Net cash (used in) operating activities from continuing operations	(1,360,757)	627,686
Net cash (used in) operating activities from discontinued operations	-	(1,047,215)

Cash flows from investing activities:
Purchase of fixed assets	-	(4,024)
Investment in Intangible assets	(2,250)	-
Net cash provided (used) by investing from continuing operations	(2,250)	(4,024)
Net cash provided (used) by investing from discontinued operations	-	2,137,026

Cash flow from financing:
Proceeds from stock issuance	765,700	-
Proceeds from warrant exchange	49,650	-
Proceeds from debt	551,100	-
Proceeds from related party loans	171,597	181,263
Payment to related party loans	(200,000)	-
Net cash from (used) by financing from continuing operations	1,338,047	181,263
Net cash from (used) by financing from discontinued operations	-	(2,000,000)
Net cash flows	(24,960)	(105,264)
Cash, beginning of period	27,925	133,189
Cash, end of period	$2,965	$27,925

Supplemental cash flow
Cash paid for interest	$20,079	$171,736
Non-cash transactions
Shares issued in exchange for debt	402,508	-
Shares and warrants issued for services	272,438	-
Debt Discount	225,000	-
	$899,946	$-
See accompanying notes to the financial statements

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICT)
FOR THE YEARS ENDED JANUARY 31, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Capital in excess of par value	Accumulated Deficit	Total
Balance, January 31, 2017	27,140,550	$-	$3,152,658	$(5,578,692)	$(2,426,034)
Gain from related party transaction	-	-	2,173,026	(975,420)	1,197,606
Net income	-	-	-	389,280	389,280
Balance, January 31, 2018	27,140,550	-	5,325,684	(6,164,832)	(839,148)
Private share offering	3,828,500	-	765,700	-	765,700
Shares issued in exchange for debt	2,012,539	-	402,507	-	402,507
Warrants issued for services	-	-	172,438	-	172,438
Beneficial conversion feature on convertible debt	-	-	225,000	-	225,000
Stock based compensation	-	-	197,720	-	197,720
Shares issued for investment	500,000	-	100,000	-	100,000
Warrants exchange for shares	311,000	-	49,650	-	49,650
Net loss	-	-	-	(2,275,276)	(2,275,276)
Balance, January 31, 2019	33,792,589	$-	$7,238,699	$(8,440,108)	$(1,201,409)
See accompanying notes to the financial statements

STWC HOLDINGS, INC.
Notes to the Audited Consolidated Financial Statements
January 31, 2019 and 2018

Note 1 – Organization

STWC HOLDINGS, INC., through its wholly-owned subsidiary, Strainwise, Inc.,  (identified in these footnotes as “STWC” “we” “us” or the “Company”) provides branding marketing, administrative, accounting, financial and compliance services (“Fulfillment Services”) to entities in the cannabis retail and production industry. The Company originally incorporated in the State of Utah on April 25, 2007, and redomiciled to Colorado by merging into a Colorado corporation incorporated June 7, 2016. Strainwise, Inc, was originally incorporated in the State of Colorado as a limited liability company on June 8, 2012, and subsequently converted to a Colorado corporation on  January 16, 2014.

On December 13, 2018, the Company invested in Meridian A, LLC which owns a CBD retail store located in Oklahoma.  The company’s Chief executive office is the managing member of the entity and STWC Holdings, Inc. owns 75% of the legal entity.  In accordance with Accounting Standards Codification 810 Consolidation, the Company has consolidated the entity.

Note 2 – Summary of significant accounting policies

Basis of presentation - The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company has elected a fiscal year ending on January 31.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Going Concern and Management’s Plan - Our Consolidated Financial Statements as of and for the year ended January 31, 2019 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate assets.

Our ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. We can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms.

Use of estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying financial statements include but are not limited to following: those related to revenue recognition, allowance for doubtful accounts and notes receivable and unbilled services, lives and recoverability of equipment and other long-lived assets, realization of deferred tax assets, valuation of equity-based transactions, contingencies and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Cash and cash equivalents – the company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents. During the year-ended January 31, 2019 the Company was able to obtain a corporate bank account at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. For the years presented no balances exceeded the federally insured limits.

Prepaid expenses and other assets – Prepaid expenses and other current assets consist of various payments the Company has made in advance for goods or services to be received in the future. As of January 31, 2019, prepaid expenses was comprised of advance payments made to third parties for general expenses.  Prepaid general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Tenant improvements and office equipment – Tenant improvements and office equipment are recorded at cost and are depreciated under straight line methods over each item's estimated useful life. Management reviews the Company’s tenant improvements and office equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Maintenance and repairs of property and equipment are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	January 31,
	2019	2018
Leasehold improvements	$2,200	$2,200
Office equipment, furniture and fixtures	26,276	26,276
	28,476	28,476
Accumulated amortization and depreciation	(25,709)	(24,703)
	$2,767	$3,773

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the fiscal years ended January 31, 2019 and 2018 was $1,006 and $1,576, respectively.

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

Investment in Unconsolidated Entity – The Company has a significant and non-controlling investment in several entities.  The Company accounts for its investment using the equity method based on the ownership interest and ability to exert significant influence.  Accordingly, investments are recorded at cost, and adjustments to the carrying amount of the investment are recognized in the period incurred.  The Company’s share of the earnings or losses are reported in the other income and expense section of the income statement.

The Company acquired a 50% interest in Sentinel Strainwise, LLC (“SSL”) in June 2015 for $25,000. In accordance with Accounting Standard Codification 810-10, Consolidation-Overall, management evaluated the fair value of the Company’s investment in SLL and determined that there is no value as of January 31, 2018.  The entity was non-operational in the year-ended January 31, 2018 and fully dissolved in the year-ended January 31, 2019.

On September 5, 2018, the Company entered into a Binding Term Sheet (“BTS”) with Michael Hornbeck for the acquisition of an interest in a yet to be established joint-venture entity that will hold the intellectual property assets related to HiLife Creative (et. al.) Pursuant to the BTS, the Company agreed to pay $120,000 overall consideration, payable as follows:

●	$25,000 within twenty-four (24) hours of execution of the BTS,
●	$25,000 on or before November 1, 2018.
●	500,000 shares of common stock in STWC
●	500,000 common share purchase warrants

STWC will assume approximately $70,000 in debt owned by Hornbeck to various creditors.  The $70,000.00 assumed by STWC will be paid to Hornbeck or his assigns pursuant to a yet to be executed promissory note with a maturity date of January 31, 2019.

The joint-venture entity was established September 10, 2018 as Volume 2, LLC and was 51% owned by STWC and 49% by Michael Hornbeck. Notwithstanding the foregoing, the BTS called for Hornbeck to retain all control of and manage the day-to-day operations of Volume 2, LLC and draw a salary of $6,000 per month. The Company recognized an impairment on the investment effective day one as the entity is not able to funds its operations.  Loss on impairment of $345,394 was recognized in other expense for the year-ended January 31, 2019.  The Company recognized its share of the Volume 2’s losses of $18,722 in other expense for the year-ended January 31, 2019.  The consideration payment due November 1, 2018 has not been paid.

During the year-ended January 31, 2019 the Company invested in 2600 Meridian, LLC as a 25% owner.  The Company also loaned $29,368 to the entity during 2018.  The loans are reflected on the balance sheet in notes receivable, related party.

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

Beneficial Conversion Feature - If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Amortization expense for the years ended January 31, 2019 and 2018 was $820 and $732, respectively.
Trademarks	2019	2018
Gross carrying amount	$ 13,260	$ 11,010
Accumulated amortization	3,809	2,989
Net intangible assets	$ 9,451	$ 8,021

Discontinued Operations – During November 2017, the Company settled all remaining operations related to its rental activities with regulated entities. As a consequence of the disposition, the operating results and the assets and liabilities of the discontinued operations, which formerly comprised the rental operations, are presented separately in the Company's financial statements. Summarized financial information for the discontinued rental business is shown below. Prior period balances have been reclassified to present the operations of the rental business as a discontinued operation.  No amounts related to discontinued operations remained on the balance sheet as of January 31, 2018.  There was no discontinued operations activity during the year ended January 31, 2019.

Discontinued Operations Income Statement
Year Ended January 31,
2018
Rental income from the Regulated Entities (Affiliates)	$2,342,391
Total revenues	2,342,391
Operating costs and expenses
Reserve for amounts due from Regulated Entities (Affiliates)	657,402
Rents and other occupancy	1,762,858
Depreciation and amortization	146,150
Total operating costs and expenses	2,566,410
Loss from continuing operations	(224,019)
Other income and (expenses)
Interest expense	(171,636)
Gain on settlement and cancellation of leases	1,959,177
Gain on sale of assets	—
Income (loss) from discontinued operations	$1,563,522

Comprehensive Income (Loss) – Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. Since the Company’s inception there have been no differences between the Company’s comprehensive loss and net loss.

Net income per share of common stock - We present earnings per share (“EPS”) in accordance with ASC 260 Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Convertible notes, outstanding options and warrants underlying 5,563,700 and 2,224,700 shares, respectively, at January 31, 2019 and 2018 do not assume conversion, exercise or contingent exercise in the computation of diluted loss per share because the effect would be anti-dilutive.

Revenue Recognition
Effective February 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers using the modified retrospective method.  There was no adjustment required upon transition. Under ASC 606, the Company recognizes revenue applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

Consulting Services

We generate revenues from professional services consulting agreements. These arrangements are generally entered into: (1) on an hourly basis for an hourly fee; or, (2) on a fixed fee basis; or (3) a monthly fee basis. Generally, we require a complete or partial prepayment or retainer prior to performing services for hourly or fixed fee contracts.

For hourly based service contracts, we recognize revenue over time as services are performed and customers simultaneously consume such services. Any advances or retainers received from clients for hourly services are reflected in the Deferred revenue liability  account until we recognize revenues as we incur and charge billable hours.

Our fixed fee basis engagements are recognized at a point in time. Generally, our fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. Although fees are typically collected in advance and the services provided have no alternative use to the Company, there is not a specific enforceable right to payment for the cost of services provided plus a reasonable profit margin.  Accordingly, advances received at contract inception are reflected in the Deferred revenue liability account until the end of the contract when revenue is recognized and the customer takes control of the deliverable.  These engagements do not generally exceed a one-year term.

Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the year ended January 31, 2019 we have refunded approximately $26,251 of advances or retainers from fixed fee and hourly engagements that terminated prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

Certain of our fixed fee contracts assisting customers with license applications include a success fee which is earned if the customer is awarded a license.  We exclude such variable consideration from the transaction price and recognize the revenue when and if the license is awarded as the uncertainty of the application process creates a probability of significant revenue reversal.

Our monthly fee arrangements are billed on a monthly basis in arrears for a variety of services and are recognized over time as the customers simultaneously consume such services.

The revenue by contract type for the periods ending January 31, 2019 and 2018 are listed in the table below.

	2019	2018

Hourly fee contracts	$ 3,749	$ -
Fixed fee contracts	96,000	263,500
Monthly contracts	36,788	-
	$ 136,537	$ 263,500

Deferred revenue as of January 31, 2019 and 2018 was $192,500 and $150, respectively.  The Company is unable to determine the timing for revenue recognition at this time for its deferred revenue due to state regulation changes.

Reclassifications- Certain account reclassifications have been made to prior period balances to reflect the current period’s presentation format; such reclassifications had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows and had no material impact on the Company’s consolidated balance sheets.

Stock-Based Compensation – The Company records equity instruments at their fair value on the measurement date by utilizing the Black-Scholes option-pricing model.  Stock Compensation for all share-based payments, is recognized as an expense over the requisite service period.

Significant assumptions utilized in determining the fair value of our stock options included the volatility rate, estimated term of the options, risk-free interest rate and forfeiture rate.  The term of the options was assumed to be five years.  The risk-free interest rate was determined utilizing the treasury rate with a maturity equal to the estimated term of the option grant.  Finally, management assumed a 0% forfeiture rate in fiscal year 2018.

Non-employee share-based compensation charges generally are immediately vested and have no future performance requirements by the non-employee and the total share-based compensation charge is recorded in the period of the measurement date.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and ensure that there are proper controls in place to ascertain that the Company’s financial statements properly reflect the change. New pronouncements assessed by the Company recently are discussed below:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases (“ASU 2016-02”). The guidance in this new standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting and eliminates the current real estate-specific provisions for all entities. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard effective February 1, 2019 by recording an immaterial transition adjustment and right of use assets and lease liabilities of approximately $150,000.

In July 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which among other things, these amendments require the measurement of all expected credit losses of financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of the pronouncement.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820), “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted the standard effective February 1, 2019 by recording an immaterial transition adjustment and right of use assets and lease liabilities of approximately $150,000.
is in the process of evaluation the impact of the pronouncement.

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, we have not achieved profitable operations, and have cumulative losses through January 31, 2019 of $8.4 million. The Company’s losses to date raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of the Company’s securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Fair value of financial instruments

The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of the Company’s interest rate market risks.

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

Note 5 – Commitments and contingencies

The Company entered into a lease agreement with an affiliate for the Company’s corporate office needs, consisting of 4,000 square feet of office space. The lease is for a 5-year period ending October 31, 2021. This lease to the Company is on the same terms and conditions as is the direct lease between the affiliate and the independent lessor.

During the year’s ended January 31, 2019 and 2018, rent expense was $59,450 and $67,927, respectively.

As of January 31, 2019, future minimum lease payments are as follows:

For the Fiscal Year Ending January 31,
2020	55,250
2021	56,250
2022	42,750
Thereafter	—
Total minimum lease payments	$154,250

Note 6 – Notes Receivable

The Company has management and licensing agreements with a private entity in Puerto Rico 39% owned by Erin Phillips to operate four dispensaries and one cultivation operation in Puerto Rico. In conjunction with these agreements, the Company as begun providing funds to operate the Puerto Rico operations, which will be evidenced by a promissory note. The terms have not been finalized on this note and currently there is no specified terms to the agreement. Through January 31, 2019 the Company has advanced $280,607 related to the note.

The Company has management and licensing agreements with two private entities in Oklahoma.  STWC has a 25% ownership in 2600 Meridian LLC, and an option to acquire 25% interest in HWH Farms, LLC.  In conjunction with these agreements, the Company has begun providing funds for start-up and development costs, which will be evidenced by a promissory note. The terms have not been finalized on these notes and currently there is no specified terms to the agreement. Through January 31, 2019 the Company has advanced $29,368 to 2600 Meridian, LLC and $141,388 to HWH Farms, LLC related to the notes.

Note 7 – Income Taxes

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

ASC 740, Income Taxes provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. The components of the income tax provision are as follows:

	Year Ended January 31
	2019	2018
Income tax expense (benefit):
Current:
Federal	$ (346,143)	$ 138,483
State	(76,361)	18,024
Deferred income tax expense (benefit):	(422,504)	156,507
Valuation allowance	422,504	(156,507)
Provision	$ -	$ -

The enactment of the Tax Cuts and Jobs Act reduced the Federal corporate tax rate from 35% to 21%.

We have a net operating loss carryforward for financial statement reporting purposes of $8,440,108 and $6,164,832 from the years ended January 31, 2019 and 2018, respectively.

The net deferred tax assets for 2018 and 2017 were fully offset by a 100% valuation allowance.

Note 8 – Notes Payable

Note purchase and security agreement – On August 29, 2018, the Company entered into a Note Purchase and Security Agreement with Richland Fund, LLC., a Delaware limited liability company. Pursuant to the Agreement, Richland agreed to purchase Convertible Promissory Notes of the Company in the aggregate principal amount of $225,000, funded in three tranches, (i) $100,000.00 (the "First Note"), (ii) $67,000.00 (the "Second Note"), and (iii) the balance of $58,000.00 (the "Third Note"). The Notes bear 12% interest per annum, with the last payment under the Notes due December 15, 2020. The Notes are secured by all assets of the Company and guarantees from Shawn and Erin Phillips.

The Notes are convertible into common stock of the Company. The conversion price will be equal to the lower of (i) $0.15 cents per share (ii) or the average of the closing bid price of the Company's common stock taken over the three trading days prior to conversion or (iii) upon any issuance by the Company of common stock, or a security that is convertible into common stock, at a price lower than a net receipt to the Company of $0.15 per share, at such price that shall be at the same discount ratio as on the Funding Date. The conversion price of the Notes will be further subject to proportional adjustment for stock splits, reverse stock splits or combinations of shares, stock dividends, and the like. There are penalties for failure to timely deliver conversion shares.  The company recognized a beneficial conversion feature on the notes as a discount and additional paid in capital of $225,000.  The company has recognized $68,182 in interest expense for the amortization of the debt discount.

In connection with the funding agreement, the Company agreed to form and organize a subsidiary. The Company and the lender are in discussions regarding the assets to be held in the subsidiary. Nothing has been finalized as of the issuance date.

Loan Agreement – On April 6, 2018, the Company entered into a loan agreement with Green Acres Partners A, LLC, (the “lender”) whereby the lender agreed to loan to the Company $205,000.  The loan proceeds are to be used specifically for the capital needs of two related party projects in San Diego, California.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day beginning no later than August 1, 2019, thereafter the Company shall pay interest and principal on 60% of the Company’s ownership percentage of the available profits from the San Diego projects.   The loan is personally guaranteed by Shawn Phillips.

Secured Promissory Note – On December 7, 2018, the Company entered into a 15% Secured Promissory Note with Richland Fund, LLC, (the “lender”) whereby the lender agreed to loan to the Company $126,100.  The interest rate on the notes is 15% per annum and monthly interest payments are due the first day each month beginning January 1, 2019.  If any interest payment remains unpaid and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 20% per annum, until the past due interest amount is paid in full.  The note originally matured on March 7, 2019 but was extended to a maturity date of August 1, 2019.

The table below indicates the mandatory principal payments under the notes payable.

2019	$ 431,100
2020	125,000
556,100
Less Debt discount	(156,818)
$ 399,282

Note 9 - Equity

Warrants
On August 29, 2018 the Company issued Richland Fund, LLC warrants to purchase 100,000 shares of the Company's common stock. Richland Fund, LLC exercised the warrants on October 3, 2018 for $18,000.

On October 15, 2018, the Company issued warrants to purchase 1,900,000 shares of its common stock to three individuals in exchange for services, respectively. The warrants all carry two-year terms and an exercise price of $0.16 per share. Forty percent of each warrant may be exercised pursuant to a cashless exercise formula.

On September 5, 2018, the Company granted 500,000 common share purchase warrants to Mr. Hornbeck as consideration for the joint-venture in Volume 2, LLC, the warrants have an exercise price equal to the 20 day volume weighted average price (VWAP).  These warrants are not included in the table below as the exercise price is variable.

The company entered into a consulting arrangement with J Paul Consulting during the period. As compensation for services, JPCC will receive warrants to purchase up to 150,000 shares of our common stock. The three-year Warrants shall vest according to the following schedule: (i)  50,000 two months from the November 1, 2018 (the "First Tranche"); (ii) 50,000 four months from the November 1, 2018 (the "Second Tranche"); and (iii) 3, 50,000 six months from the November 1, 2018 (the "Third Tranche").  The exercise price for the Warrants is $0.80 per share for the First Tranche, $1.00 for the Second Tranche, and $1.25 for the Third Tranche.  The term of the Consulting Agreement is for six months beginning on November 1, 2018. The warrants have not been granted as of the issuance date.

	Warrants

	Number of Warrants	Exercise Price	Wtgd Avg Calculation	Wtgd Avg Remining Life
Balance at 1/31/2017	2,224,700	$ 5.00	$ 11,123,500	2.00

Granted	-	-	$ -
Exercised	-	-	$ -
Cancelled	-	-	$ -

Balance at 1/31/2018	2,224,700	$ 5.00	$ 11,123,500	1.00

Granted	2,000,000	0.16	$ 322,000
Exercised	(311,000)	0.16	$ (49,650)
Cancelled	(2,013,700)	$5.00	$ (10,068,500)

Balance at 1/31/19	1,900,000	$ 0.70	$ 1,327,350	1.71

Stock Options
The Company granted 250,000 stock options during the period. The Company has recognized stock compensation expense of $197,720 for the period ended January 31, 2019.

The company entered into a consulting arrangement with Hayden & Tysadco during the period. As compensation for their services, we the Company issued a total of 25,000 shares which vest at a schedule of 10,000 shares on November 1, 2018, 7,500 shares on the 120th day from November 1, 2018, and 7,500 shares on the 180thday from November 1, 2018, subject to the IR Agreement being in effect as of each applicable vesting date.  Shares issued for services are recognized in other expense in the period earned.

The Company accounts for unit-based compensation using the Black-Scholes model to estimate the fair value of unit-based awards at the date of grant. The Black-Scholes model requires the use of highly subjective assumptions, including value of the enterprise, expected life, expected volatility, and expected risk-free rate of return.  Other reasonable assumptions could provide differing results.

The Company amortizes the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods.  The expected life of awards granted represents the period of time that they are expected to be outstanding.  The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, expected time to a liquidity event, exercise patterns, and post-vesting forfeitures.  The Company estimates volatility based on the historical volatility of comparable company’s common stock over the most recent period corresponding with the estimated expected life of the award.  The Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term equal to the expected life of the award. The Company uses historical data to estimate pre-vesting option forfeitures and record unit-based compensation for those awards that are expected to vest. The Company adjusts unit-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.  The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed.

The assumptions used in the fair value calculations are as follows for the period ended January 31, 2019:

Expected term (years)	5
Risk-free interest rate	2.73%
Volatility	218%
Expected dividend yield	0.00%

Note 10 – Related Party

The Company has entered into separate management and licensing contracts with STWC Sorrento Valley, LLC which is partially owned by the Company's CEO, Erin Phillips. Ms. Phillips owns 27.5% of the STWC Sorrento Valley, LLC.  Ms. Phillips allocated $200,000 of the Green Acres note to fund the related project in California as directed by the note agreement which reduced the liability to Ms. Phillips for loan advances received as of January 31, 2019.

The Company manages its cash flow by utilizing related party loans.  During the year ended January 31, 2019 and 2018 the company borrowed $171,597 and $181,263, respectively, from related parties to fund operations. The loans do not carry any interest. The Company converted an accrued expense to a related party to a note payable in the amount of $60,300.  The note has a maturity of May 2020, $48,240 is reflected in Long-term loan to related party on the balance sheet.  As of January 31, 2019, and 2018, the Company reflected current loans payable to related parties of $32,021 and $490,970, respectively.

Note 11 – Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“non-recognized subsequent events”).

Power Up

On February 13, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up agreed to purchase a convertible promissory note in the face amount of $103,000. On February 15, 2019, the Company issued the Note. The Note matures on February 13, 2020, and bears interest at 12% per annum, increasing to 22% after maturity.

On March 18, 2019, STWC Holdings, Inc., entered into the second tranche of the potential $1,000,000 funding with Power Up.  The Company entered into a second Securities Purchase Agreement pursuant to which Power Up agreed to purchase a convertible promissory note in the face amount of $53,000. On March 18, 2019, the Company issued the Note. The Note matures on March 18, 2020, and bears interest at 12% per annum, increasing to 22% after maturity.

Under the Note, Power Up may convert all or a portion of the outstanding principal of the Note into shares of common stock of the Company beginning on the date which is 180 days from the date of the Note, at a price equal to 61% of the lowest trading price during the 20 trading day period ending on the last complete trading date prior to the date of conversion; provided, however, that Power Up may not convert the Note to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock.

If the Company prepays the Note within 30 days of the date of the Note, the Company must pay all of the principal at a cash redemption premium of 110%; if the prepayment is made between the 31st day and the 60th day after the date of the Note, then the redemption premium is 115%; if the prepayment is made from the 61st to the 90th day after date of the Note, then the redemption premium is 120%; if the prepayment is made from the 91st to the 120th day after the date of the Note, then the redemption premium is 125%; if the prepayment is made from the 121st to the 150th day after the date of the Note, then the redemption premium is 130%; and if the prepayment is made from the 151st to the 180th day after the date of the Note, then the redemption premium is 135%. The Note cannot be prepaid after the 180th day following the date of the Note.

The Company is required to reserve for issuance upon conversion of the Note, six times the number of shares that would be issuable upon full conversion of the Note, assuming the 4.99% limitation were not in effect.  In connection with the Note, the Company has caused its transfer agent to reserve initially 1,494,276 shares of Common Stock. The Company received a net amount of $150,000, with $6,000 paid for Power Up’s legal and due diligence expenses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 16.                             EXHIBITS INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation					X
10.1	Convertible Promissory Note dated March 22, 2019 with Power Up Lending Group	8-K	000-52825	99.1	4/12/19
10.2	Stock Purchase Agreement dated March 22, 2019 with Power Up Lending Group	8.K	000-52825	99.2	4/12/19
10.3	Convertible Promissory Note dated February 13, 2019 with Power Up Lending Group	8-K	000-52825	99.1	2/19/19
10.4	Stock Purchase Agreement dated February 13, 2019 with Power Up Lending Group	8.K	000-52825	99.2	2/19/19
10.5	LLC Operating Agreement of Meridian A, LLC dated 1/7/19	8-K	000-52825	99.2	2/5/19
10.6	15% Promissory Note dated December 7, 2018 to Richland Fund, LLC	8-K	000-52825	99.1	3/5/19
10.7	Settlement Agreement dated November 15, 2018 with Headgate II, LLC	8-K	000-52825	99.1	12/12/18
10.8	Investor Relations Consulting Agreement dated October 26, 2018 with Hayden IR, LLC	8-K	000-52825	99.1	11/1/18
10.9	Consulting Agreement dated November 1, 2018 with J Paul Consulting Corp.	8-K	000-52825	99.2	11/1/18
10.10	Master Services Agreement, Trademark Agreement, Management Agreement, and Consulting Services Agreement, each dated June 16, 2017 with STWC Sorrento Valley, LLC	8-K	000-52825	99.1	10/24/18
10.11	Master Services Agreement, Development Agreement, Trademark Agreement, Management Agreement, and Consulting Services Agreement, each dated October 11, 2018 with 2600 Meridian, LLC	8-K	000-52825	99.2	10/24/18
10.12	Master Services Agreement, Trademark Agreement, Management Agreement, and Consulting Services Agreement, each dated October 11, 2018 with HWH Farms, LLC	8-K	000-52825	99.3	10/24/18
10.13	Employment Agreement dated October 15, 2018 with Erin Phillips*	8-K	000-52825	99.1	10/22/18
10.14	Employment Agreement dated October 15, 2018 with Jay Kotzker	8-K	000-52825	99.2	10/22/18
10.15	Employment Agreement dated October 18, 2018 with Shawn Phillips	8-K	000-52825	99.3	10/22/18
10.16	Exchange Agreement dated October 15, 2018 with Shawn Phillips	8-K	000-52825	99.4	10.22/18
10.17	Note Purchase and Security Agreement dated August 29, 2018 with Richland Fund, LLC	8-K	000-52825	99.5	10/22/18
10.18	Binding Term Sheet dated September 5, 2018 with HiLife Creative	8-K	000-52825	99.6	10/22/18

10.19	Warrant to Purchase Common Stock dated _____ to Elizabeth Illa	8-K	000-52825	99.7	10/22/18
10.20	Warrant to Purchase Common Stock dated _____ to Jason Kotzker	8-K	000-52825	99.8	10/22/18
10.21	Warrant to Purchase Common Stock dated _____ to Jennifer Yunker	8-K	000-52825	99.9	10/22/18
10.22	Lease Assignment dated January 31, 2018 with Kalyx Colorado 695 Bryant LLC	8-K	000-52825	99.1	6/19/18
10.26	Assignment and Assumption Agreement dated April 6, 2018 with Green Acres Partners A, LLC, et al.	8-K	000-52825	99.2	6/19/18
10.27	Loan Agreement with Green Acres Partners A, LLC dated April 6, 2018 with Green Acres Partners A, LLC	8-K	000-52825	99.3	6/19/18
10.28	Commercial Real Estate Lease dated October 1, 2017 with Timothy Riopelle	8-K	000-52825	99.4	6/19/18
10.29	Master Services Agreement, Trademark Agreement, Management Agreement, and Consulting Services Agreement, each dated January 1, 2018 with COPR Enterprises, LLC	8-K	000-52825	99.5	6/19/18
10.30	Form of Master Services Agreement	8-K	000-52825	99.6	6/19/18
10.31	Advisor Agreement dated July 1, 2018, with Matthew Willer					X
21	Subsidiaries					X
31.1	Rule 13a-14(d) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(d) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
 * Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STWC HOLDINGS, INC.

April 30, 2019                                                                                   By: /s/ Erin Phillips
      Erin Phillips, CEO

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 30, 2019
                                                                                                            By:/s/ Erin Phillips
                                                                                                                                 Erin Phillips
                                                                                                                                 Director and CEO (Principal Executive, Financial, and Accounting Officer