Form 10-K/A
STWC. Holdings, Inc.
filed 2019-05-02
CIK 1400683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) is being filed by STWC Holdings, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2019 (the “Annual Report”).

The Company is filing this Amendment for the following purposes: (i) amending Item 3 of Part I to disclose an additional legal matter,  (ii) amending Item 8 of Part III to correct a typographical error in the outstanding number of shares at January 31, 2019, in Note 2 to the financial statments under the heading "Net income per share of common stock" and to correct typographical errors to the exercise price and weighted average calculation in the warrants table in Note 9 of the financial statements, and (iii) amending Item 10 of Part III to correct a typographical error incorrectly designating Mr. Willer as a director in the management table, and (iv) including exhibits 3.1 (Articles of Incorporation), 10.31 (Advisor Agreement), and 21 (Subsidiaries), which were inadvertently omitted from the original filing of the Annual Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part I, Item 3 and Part III, Item 10 of the Annual Report are hereby amended and restated in their entirety. In addition, as required by Rule 12b-15 promulgated under the Exchange Act, new certifications pursuant to Rule 13(a)-14(a) and (b) by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures in the Annual Report. Other than as specifically stated herein, this Amendment continues to speak as of the date of the Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Annual Report. Accordingly, this Amendment should be read in conjunction with the Annual Report.

PART I

ITEM 3. fLEGAL PROCEEDINGS

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

On January 11, 2019, a complaint was filed in the District Court for Jefferson County, Colorado (Case No. 2019CV30060) by Colorado Medical Finance Services, LLC, dba Gold Cross Capital LLC, a Colorado limited liability company, against STWC and our subsidiary, Strainwise, Inc. for an alleged breach of contract in the amount of $380,761.  The dispute involves a Line of Credit Agreement allegedly between Strainwise, LLC and the Plaintiff.  In 2017 the Plaintiff filed a similar action against STWC and Shawn Phillips for the same debt.  Mr. Phillips and the Plaintiff entered into a settlement agreement, but after Mr. Phillips' failure to make timely payments under the settlement agreement, Plaintiff obtained a judgment against him in the amount of $306,166.68.  The action against STWC was dismissed without prejudice.  In the new action Plaintiff is attempting to join STWC and our subsidiary, Strainwise, in the obligation.  We filed our answer to the complaint on March 7, 2019, generally denying each of the allegations in the complaint.  We intend to vigorously defend against this lawsuit.

PART II

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Convertible notes, outstanding options and warrants underlying 4,150,000 and 2,224,700 shares, respectively, at January 31, 2019 and 2018 do not assume conversion, exercise or contingent exercise in the computation of diluted loss per share because the effect would be anti-dilutive.

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

	Warrants

	Number of Warrants	Exercise Price	Wtgd Avg Calculation	Wtgd Avg Remining Life
Balance at 1/31/2017	2,224,700	$ 5.00	$ 11,123,500	2.00

Granted	-	-	$ -
Exercised	-	-	$ -
Cancelled	-	-	$ -

Balance at 1/31/2018	2,224,700	$ 5.00	$ 11,123,500	1.00

Granted	2,000,000	0.16	$ 322,000
Exercised	(311,000)	0.16	$ (49,650)
Cancelled	(2,013,700)	$ 5.00	$ (11,091,850)

Balance at 1/31/19	1,900,000	$ 0.16	$ 304,000	1.71

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Index:  The following exhibits are filed with this Amendment:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation					X
10.1	Convertible Promissory Note dated March 22, 2019 with Power Up Lending Group	8-K	000-52825	99.1	4/12/19
10.2	Stock Purchase Agreement dated March 22, 2019 with Power Up Lending Group	8.K	000-52825	99.2	4/12/19
10.3	Convertible Promissory Note dated February 13, 2019 with Power Up Lending Group	8-K	000-52825	99.1	2/19/19
10.4	Stock Purchase Agreement dated February 13, 2019 with Power Up Lending Group	8.K	000-52825	99.2	2/19/19
10.5	LLC Operating Agreement of Meridian A, LLC dated 1/7/19	8-K	000-52825	99.2	2/5/19
10.6	15% Promissory Note dated December 7, 2018 to Richland Fund, LLC	8-K	000-52825	99.1	3/5/19
10.7	Settlement Agreement dated November 15, 2018 with Headgate II, LLC	8-K	000-52825	99.1	12/12/18
10.8	Investor Relations Consulting Agreement dated October 26, 2018 with Hayden IR, LLC	8-K	000-52825	99.1	11/1/18
10.9	Consulting Agreement dated November 1, 2018 with J Paul Consulting Corp.	8-K	000-52825	99.2	11/1/18
10.10	Master Services Agreement, Trademark Agreement, Management Agreement, and Consulting Services Agreement, each dated June 16, 2017 with STWC Sorrento Valley, LLC	8-K	000-52825	99.1	10/24/18
10.11	Master Services Agreement, Development Agreement, Trademark Agreement, Management Agreement, and Consulting Services Agreement, each dated October 11, 2018 with 2600 Meridian, LLC	8-K	000-52825	99.2	10/24/18
10.12	Master Services Agreement, Trademark Agreement, Management Agreement, and Consulting Services Agreement, each dated October 11, 2018 with HWH Farms, LLC	8-K	000-52825	99.3	10/24/18
10.13	Employment Agreement dated October 15, 2018 with Erin Phillips*	8-K	000-52825	99.1	10/22/18
10.14	Employment Agreement dated October 15, 2018 with Jay Kotzker	8-K	000-52825	99.2	10/22/18
10.15	Employment Agreement dated October 18, 2018 with Shawn Phillips	8-K	000-52825	99.3	10/22/18
10.16	Exchange Agreement dated October 15, 2018 with Shawn Phillips	8-K	000-52825	99.4	10.22/18
10.17	Note Purchase and Security Agreement dated August 29, 2018 with Richland Fund, LLC	8-K	000-52825	99.5	10/22/18
10.18	Binding Term Sheet dated September 5, 2018 with HiLife Creative	8-K	000-52825	99.6	10/22/18
10.19	Warrant to Purchase Common Stock dated _____ to Elizabeth Illa	8-K	000-52825	99.7	10/22/18
10.20	Warrant to Purchase Common Stock dated _____ to Jason Kotzker	8-K	000-52825	99.8	10/22/18
10.21	Warrant to Purchase Common Stock dated _____ to Jennifer Yunker	8-K	000-52825	99.9	10/22/18
10.22	Lease Assignment dated January 31, 2018 with Kalyx Colorado 695 Bryant LLC	8-K	000-52825	99.1	6/19/18
10.26	Assignment and Assumption Agreement dated April 6, 2018 with Green Acres Partners A, LLC, et al.	8-K	000-52825	99.2	6/19/18
10.27	Loan Agreement with Green Acres Partners A, LLC dated April 6, 2018 with Green Acres Partners A, LLC	8-K	000-52825	99.3	6/19/18
10.28	Commercial Real Estate Lease dated October 1, 2017 with Timothy Riopelle	8-K	000-52825	99.4	6/19/18
10.29	Master Services Agreement, Trademark Agreement, Management Agreement, and Consulting Services Agreement, each dated January 1, 2018 with COPR Enterprises, LLC	8-K	000-52825	99.5	6/19/18
10.30	Form of Master Services Agreement	8-K	000-52825	99.6	6/19/18
10.31	Advisor Agreement dated July 1, 2018, with Matthew Willer					X
21	Subsidiaries					X
31.1	Rule 13a-14(d) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(d) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Financial Officer					X
101.INS	XBRL Instance Document	10-K	000-52825	101.INS	4/30/19
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	000-52825	101.SCH	4/30/19
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	000-52825	101.CAL	4/30/19
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	000-52825	101.DEF	4/30/19
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	000-52825	101.LAB	4/30/19
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	000-52825	101.PRE	4/30/19
 * Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STWC HOLDINGS, INC.

May 1, 2019 By: /s/ Erin Phillips
                              Erin Phillips, CEO