Form 10-Q
period 2019-04-30
STWC. Holdings, Inc.
filed 2019-06-14
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2019

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

Securities Registered pursuant to section 12(b) of the Act:  None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐ ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,220,089 shares of common stock as of April 30, 2019.

STWC HOLDINGS, INC.

INTERIM FINANCIAL STATEMENTS

As of April 30, 2019 and 2018 and for the three-month periods ended April 30, 2019 and 2018

(UNAUDITED)

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
STWC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2019	January 31, 2019
ASSETS
Current assets:
Cash	$49,735	$2,965
Accounts Receivable, net	56,517	56,459
Inventory	40,810	29,786
Prepaid expenses and other assets	15,470	19,675
Total current assets	162,532	108,885
Property and equipment, net	11,267	2,767
Intangible assets, net	9,119	9,452
Right-of-use asset	139,955	-
Notes receivable, related party	493,520	452,709
Equity method investment in unconsolidated subsidiary	(22,667)	-
Total assets	$793,726	$573,813

LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable	$423,062	$447,626
Accrued expenses	496,121	437,388
Accrued expenses, related party	316,747	218,165
Restricted cash held for related parties	91,001	-
Loan to related party	29,349	32,021
Deferred revenue	192,500	192,500
Lease liability	56,091	-
Notes payable, current, net of discount	472,951	274,282
Total current liabilities	2,077,822	1,601,982
Lease liability	84,136	-
Long-term loan from related party	48,240	48,240
Long-term notes payable	123,240	125,000
Total liabilities	2,333,438	1,775,222

Stockholders’ deficit
Common stock, no par value, 100,000,000 shares authorized, 33,872,589 and 33,792,589 issued and outstanding at April 30, 2019 and January 31, 2019, respectively.	—	—
Additional Paid in Capital	7,331,880	7,238,699
Retained deficit	(8,871,592)	(8,440,108)
Total stockholders’ deficit	(1,539,712)	(1,201,409)
Total liabilities and stockholders’ deficit	$793,726	$573,813

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended April 30,
	2019	2018

Consulting services	$20,545	$43,813
Product sales	9,822	-
Cost of consulting services	(11,467)	(10,000)
Gross profit	18,900	33,813
Operating costs and expenses
Rents and other occupancy	17,963	12,516
Compensation	162,892	146,204
Professional, legal and consulting	114,977	49,896
General and administrative	60,960	52,511
Depreciation and amortization	584	435
Total operating costs and expenses	357,376	261,562
Other income (expense)
Interest expense	(67,602)	(612)
Impairment on investment	(2,739)	-
Loss on investment in affiliate	(22,667)	-
Total other income (expense)	(93,008)	(612)

Loss from operations, before provision for taxes on income	(431,484)	(228,361)
Provision for taxes on income	-	-
Net income/(loss)	$(431,484)	$(228,361)
Basic earnings and fully diluted income (loss) per common share
Continuing operations	$(0.01)	$(0.01)

Basic and fully diluted weighted average number of shares outstanding
	29,275,708	27,140,550
See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the three months ended April 30,
	2019	2018
Cash flows from operating activities:
Net Loss	$(431,484)	$(228,361)
Depreciation and amortization	584	435
Accretion of debt discount	40,909	-
Loss from equity investment in unconsolidated subsidiary	22,667	-
Stock based compensation	13,181	-
Changes in assets and liabilities
Accounts receivable	(58)	5,000
Inventory	(11,024)	(17,377)
Right-of-use asset	272	-
Notes receivable, related party	(128,350)	(10,000)
Prepaid expenses and other assets	4,205	(6,158)
Accounts payable	66,517	85,440
Accrued expenses	58,733	81,231
Deferred revenue	-	53,687
Net cash flow used in operating activities	(363,848)	(36,103)
Cash flows from investing activities:
Purchase of fixed assets	(8,751)	-
Net cash flow used in investing activities	(8,751)	-
Cash flows from financing activities:
Proceeds from issuance of stock	80,000	-
Proceeds from debt	150,000	-
Proceeds from related party loans	14,369	8,765
Proceeds from related party loans, restricted cash	175,000	-
Net cash flows from financing activities	419,369	8,765
Net cash flows	46,770	(27,338)
Cash and equivalent, beginning of period	2,965	27,925
Cash and equivalent, end of period	$49,735	$587
Supplemental cash flow disclosures:
Cash paid for interest	$223	$513
Cash paid for income taxes	$-	$-

See accompanying notes.

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICT)
(Unaudited)
	Three Months Ended April 30,
	2019	2018
Common stock and paid-in capital
Balance, beginning of period	$ 7,238,699	$ 5,325,684
Common stock issued	41,353	-
Warrants granted	38,647	-
Stock-based compensation	13,181	-
Balance, end of period	$ 7,331,880	$ 5,325,684

Retained Earnings
Balance, beginning of period	$(8,440,108)	$(6,164,832)
Net Loss	(431,484)	(228,361)
Balance, end of period	$(8,871,592)	$(6,393,193)

Total stockholders’ deficit	$(1,539,712)	$(1,067,509)

See accompanying notes.

STWC HOLDINGS, INC
Notes to the Unaudited Consolidated Financial Statements

Note 1 – Organization

STWC HOLDINGS, INC., through its wholly-owned subsidiary, Strainwise, Inc., (identified in these footnotes as “STWC” “we” “us” or the “Company”) provides branding marketing, administrative, accounting, financial and compliance services (“Fulfillment Services”) to entities in the cannabis retail and production industry. The Company originally incorporated in the State of Utah on April 25, 2007, and redomiciled to Colorado by merging into a Colorado corporation incorporated on June 7, 2016.  Strainwise, Inc., a wholly owned subsidiary of the Company, was originally incorporated in the state of Colorado as a limited liability company on June 8, 2012, and subsequently converted to a Colorado corporation on January 16, 2014.

On December 13, 2018, the Company invested in Meridian A, LLC which owns a CBD retail store located in Oklahoma.  The company’s Chief executive officer is the managing member of the entity and STWC Holdings, Inc. owns 75% of the legal entity.  In accordance with Accounting Standards Codification 810 Consolidation, the Company has consolidated the entity.

Note 2 – Summary of significant accounting policies

Basis of presentation - The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company has elected a fiscal year ending on January 31.  Certain balance sheet classifications have been made to prior period balances to reflect the current period’s presentation format.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Unaudited Interim Financial Statements - The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Going Concern and Management’s Plan - Our Consolidated Financial Statements as of and for the period ended April 30, 2019 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate assets.

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

Cash and cash equivalents – the company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. For the periods presented no balances exceeded the federally insured limits.

Prepaid expenses and other assets – Prepaid expenses and other current assets consist of various payments the Company has made in advance for goods or services to be received in the future. As of April 30, 2019, prepaid expenses were comprised of advance payments made to third parties for general expenses.  Prepaid general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	April 30, 2019	January 31, 2019
Leasehold improvements	$10,951	$2,200
Office equipment, furniture and fixtures	26,276	26,276
	37,227	28,476
Accumulated amortization and depreciation	(25,960)	(25,709)
	$11,267	$2,767

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the periods ended April 30, 2019 and 2018 was $251 and $252, respectively.

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

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Amortization expense for the periods ended April 30, 2019 and 2018 was $333 and $183, respectively.
Trademarks	April 30, 2019	January 31, 2019
Gross carrying amount	$ 13,260	$ 13,260
Accumulated amortization	4,141	3,808
Net intangible assets	$ 9,119	$ 9,452

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

Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the year ended January 31, 2019 we refunded approximately $26,251 of advances or retainers from fixed fee and hourly engagements that terminated prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

Certain of our fixed fee contracts assisting customers with license applications include a success fee which is earned if the customer is awarded a license.  We exclude such variable consideration from the transaction price and recognize the revenue.

When and if the license is awarded as the uncertainty of the application process creates a probability of significant revenue reversal.

Our monthly fee arrangements are billed on a monthly basis in arrears for a variety of services and are recognized over time as the customers simultaneously consume such services.

The revenue by contract type for the periods ending April 30, 2019 and 2018 are listed in the table below:

	2019	2018
Hourly fee contracts	$-	$-
Fixed fee contracts	19,500	42,500
Monthly fee contracts	1,045	1,313
	$20,545	$43,813

Deferred revenue as of April 30, 2019 and January 31, 2019 was $192,500.  The Company is unable to determine timing for revenue recognition at this time for its deferred revenue due to state regulation changes.

Product Sales

Revenue from product sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectability is reasonably assured. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606.

Reclassifications - Certain account reclassifications have been made to prior period balances to reflect the current period’s presentation format; such reclassifications had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows and had no material impact on the Company’s consolidated balance sheets.

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820), “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of evaluation the impact of the pronouncement.

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, we have not achieved profitable operations, and have cumulative losses through April 30, 2019 of $8.9 million. The Company’s losses to date raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of the Company’s securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 5 – Commitments and contingencies

The Company entered into a right-of-use operating lease agreement with an affiliate for the Company’s corporate office needs, consisting of 4,000 square feet of office space. The lease is for a 4-year period ending October 31, 2021. This lease to the Company is on the same terms and conditions as is the direct lease between the affiliate and the independent lessor.  The office space lease includes in-substance fixed lease payments, and does not provide an implicit rate, the remaining lease term for the office space is 30 months.

As of April 30, 2019, maturities of the lease liability are as follows:

For the Fiscal Year Ending January 31,
2020	41,227
2021	56,250
2022	42,750
Thereafter	—
Total minimum lease payments	$140,227

During the periods ended April 30, 2019 and 2018, rent expense was $17,963 and $12,516, respectively.

Note 6 – Notes Receivable

The Company has management and licensing agreements with a private entity in Puerto Rico 39% owned by the Company’s CEO, Erin Phillips, to operate four dispensaries and one cultivation operation in Puerto Rico. In conjunction with these agreements, the Company as begun providing funds to operate the Puerto Rico operations, which will be evidenced by a promissory note. The terms have not been finalized on this note and currently there is no specified terms to the agreement. Through April 30, 2019 the Company has advanced $280,607 related to the note.

The Company has management and licensing agreements with two private entities in Oklahoma.  STWC has a 25% ownership in 2600 Meridian LLC, and an option to acquire 25% interest in HWH Farms, LLC.  In conjunction with these agreements, the Company has begun providing funds for start-up and development costs, which will be evidenced by a promissory note. The terms have not been finalized on these notes and currently there is no specified terms to the agreement. Through April 30, 2019 the Company has advanced $55,110 to 2600 Meridian, LLC and $157,802 to HWH Farms, LLC related to the notes.

Note 7 – Related Party

The Company has entered into separate management and licensing contracts with STWC Sorrento Valley, LLC which is partially owned by the Company's CEO, Erin Phillips. Ms. Phillips owns 27.5% of the STWC Sorrento Valley, LLC.  Ms. Phillips allocated $200,000 of the Green Acres note to fund the related project in California as directed by the note agreement which reduced the liability to Ms. Phillips for loan advances received as of April 30, 2019.

The Company manages its cash flow by utilizing related party loans.  During the period ended April 30, 2019 and 2018 the company borrowed $14,369 and $8,765, respectively, from related parties to fund operations. The loans do not carry any interest. The Company converted an accrued expense with a related party to a note payable in the amount of $60,300.  The note has a maturity of May 2020, $48,240 is reflected in Long-term loan to related party on the balance sheet.  As of April 30, 2019, and 2018, the Company reflected current loans payable to related parties of $29,349 and $32,021, respectively.

The Company received $125,000 for the benefit of the Puerto Rico entities and is disbursing these funds to operate the Puerto Rico operations, the balance as of April 30, 2019 was $65,499.  In addition, the Company received $50,000 for the benefit of 2600 Meridian LLC, the funds have been used to cover start-up and development costs, the balance as of April 30, 2019 was $25,502.  The funds held for related party entities is held in restricted cash liabilities on the balance sheet.

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

The Notes are convertible into common stock of the Company. The conversion price will be equal to the lower of (i) $0.15 cents per share (ii) or the average of the closing bid price of the Company's common stock taken over the three trading days prior to conversion or (iii) upon any issuance by the Company of common stock, or a security that is convertible into common stock, at a price lower than a net receipt to the Company of $0.15 per share, at such price that shall be at the same discount ratio as on the Funding Date. The conversion price of the Notes will be further subject to proportional adjustment for stock splits, reverse stock splits or combinations of shares, stock dividends, and the like. There are penalties for failure to timely deliver conversion shares.  The company recognized a beneficial conversion feature on the notes as a discount and additional paid in capital of $225,000.  The company has recognized $40,909 in interest expense for the amortization of the debt discount for the period ending April 30, 2019.

In connection with the funding agreement, the Company agreed to form and organize a subsidiary.  The Company and lender are in discussions regarding the assets to be held in the subsidiary, nothing has been finalized as of the issuance date.

Loan Agreement – On April 6, 2018, the Company entered into a loan agreement with Green Acres Partners A, LLC, (the “lender”) whereby the lender agreed to loan to the Company $205,000.  The loan proceeds are to be used specifically for the capital needs of two related party projects in San Diego, California.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day beginning no later than August 1, 2019; thereafter the Company shall pay interest and principal on 60% of the Company’s ownership percentage of the available profits from the San Diego projects.   The loan is personally guaranteed by Shawn Phillips, the husband of Erin Phillips, our CEO.

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

Securities Purchase Agreement – On February 13, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. pursuant to which Power Up agreed to purchase a convertible promissory note in the face amount of $103,000. On February 15, 2019, the Company issued the Note. The Note matures on February 13, 2020, and bears interest at 12% per annum, increasing to 22% after maturity.

On March 18, 2019, the Company entered into the second tranche of the potential $1,000,000 funding with Power Up.  The Company entered into a second Securities Purchase Agreement pursuant to which Power Up agreed to purchase a convertible promissory note in the face amount of $53,000. On March 18, 2019, the Company issued the Note. The Note matures on March 18, 2020, and bears interest at 12% per annum, increasing to 22% after maturity.

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

Note 9 – Stockholders Equity

Common Stock

On February 4, 2019, the Company initiated a private equity offering to accredited investors (the "Offering") in accordance with Regulation D under the Securities Act of 1933 ("Securities Act"). The Offering consisted of 2,000,000 units with each unit consisting of one share of the Company's Common Stock and a warrant to purchase an additional share of common for $2.00 at any time prior to January 31, 2022.  During the three months ended April 30, 2019, 80,000 units were sold at a price per unit of $1.00, for offering proceeds of $80,000. The company allocated proceeds at the estimated fair value of the common shares and warrants for value of $41,353 and $38,647, respectively.

Warrants

	Number of Warrants	Exercise Price	Wtgd Avg Calculation	Wtgd Avg Remining Life
Balance at 1/31/2018	2,224,700	$ 5.00	$ 11,123,500	1.00

Granted	2,000,000	0.16	$ 322,000
Exercised	(311,000)	0.16	$ (49,650)
Cancelled	(2,013,700)	5.00	$ (11,091,850)

Balance at 1/31/2019	1,900,000	$ 0.16	$ 304,000	1.71

Granted	80,000	2.00	$ 160,000
Exercised	-	-	-
Cancelled	-	-	-

Balance at 4/30/19	1,980,000	$ 0.23	$ 464,000	1.52

Stock Options
The Company has 250,000 stock options outstanding at April 30, 2019 and recognized $13,180 in stock compensation expense for the period ended April 30, 2019.  The Company has $184,538 in unrecognized stock compensation expense.

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

The assumptions used in the fair value calculations are as follows for the period ended April 30, 2019:

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

On May 1, 2019 we received funds from Crown Bridge Partners, LLC ("Crown Bridge") under a Securities Purchase Agreement dated April 18, 2019 (the “SPA”).  Under the terms of the SPA, we received a total of $95,000, after an original issue discount of $5,000, and issued a convertible promissory note dated April 18, 2019, in the principal amount of $100,000 (the " Note").  In addition, we reimbursed Crown Bridge $2,000 for its legal fees.  We also issued warrants to purchase 60,606 shares of our common stock (the “Warrant”) associated with this transaction.

The maturity date of the Note is 12 months from April 18, 2019. The Note bears interest at 12% per annum at its face amount, with a default rate of 15% per annum (or the maximum amount permitted by law). If we prepay the Note through the 180th day following the date thereof, we must pay all of the principal and interest with a prepayment penalty ranging from 135% to 150%. After the 180th day we have no further right of prepayment.

Crown Bridge may, at any time, convert all or any part of the outstanding principal of the Note into shares of our common stock at a price per share equal to 60% (representing a 40% discount rate) of the lowest trading price of the common stock during the 20 trading day period ending on the last complete trading day prior to the date of conversion. If the conversion price is equal to or lower than $0.35 per share, an additional 15% discount will be applied (resulting in a 55% discount rate, assuming no other adjustments); if we are unable to deliver converted shares via DWAC, an additional 10% discount will be applied (resulting in a discount rate of 50%, assuming no other adjustments); if we fail to comply with our reporting requirements under the Exchange Act, an additional 15% discount will be applied (resulting in a discount rate of 55%, assuming no other adjustments); and if we fail to maintain our status as "DTC Eligible" or if at any time the conversion price is lower than $0.10, an additional 10% discount will be applied (resulting in a discount of 65%, assuming no other adjustments except for the 15% discount due to the conversion price below $0.35).  Crown Bridge may not convert the Note to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of our issued and outstanding common stock.  We have also granted piggy-back registration rights for the shares issuable upon conversion of the Note.

The Note contains certain representations, warranties, covenants (both affirmative and negative), and events of default, including if our common stock is suspended or delisted for trading, or if we are delinquent in our periodic report filings with the SEC. In the event of a default, at the option of Crown Bridge, it may consider the Note immediately due and payable and the amount of repayment increases to 150% of the outstanding balance of the Note.  The Note also grants Crown Bridge a right of first refusal for any future capital raises or financings by us.  It also contains a most favored nations provision for any more favorable terms in future financing transactions by us.

The Warrant may be exercised at any time through the second anniversary date of the Note. The exercise price per share of common stock under the Warrant is $1.65 per share, subject to adjustment, including cashless exercise.  The Warrant also contains a most favored nations provision.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Historical Overview

Since the change in our business operations in 2017, we have secured debt and equity funding for operations from various sources, including the following:

Equity Funding

On February 4, 2019, the Company initiated a private equity offering to accredited investors (the "Offering") in accordance with Regulation D under the Securities Act of 1933 ("Securities Act"). The Offering consisted of 2,000,000 units with each unit consisting of one share of the Company's Common Stock and a warrant to purchase an additional share of common for $2.00 at any time prior to January 31, 2022.  During the three months ended April 30, 2019 80,000 units were sold at a price per unit of $1.00, for offering proceeds of $80,000.  The company allocated proceeds at the estimated fair value of the common shares and warrants for value of $41,353 and $38,647, respectively.

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

Crown Bridge Partners Convertible Debt Funding
On May 1, 2019 we received funding from Crown Bridge Partners, LLC ("Crown Bridge") under a Securities Purchase Agreement dated April 18, 2019 (the “SPA”).  Under the terms of the SPA, we received a total of $95,000, after an original issue discount of $5,000, and issued a convertible promissory note dated April 18, 2019, in the principal amount of $100,000 (the "Note").  In addition, we reimbursed Crown Bridge $2,000 for its legal fees.  We also issued warrants to purchase 60,606 shares of our common stock (the “Warrant”) associated with this transaction. The Warrant may be exercised at any time through the second anniversary date of the Note. The exercise price per share of common stock under the Warrant is $1.65 per share, subject to adjustment, including cashless exercise.  The Warrant also contains a most favored nations provision.

The maturity date of the Note is 12 months from April 18, 2019. The Note bears interest at 12% per annum at its face amount, with a default rate of 15% per annum (or the maximum amount permitted by law). If we prepay the Note through the 180th day following the date thereof, we must pay all of the principal and interest with a prepayment penalty ranging from 135% to 150%. After the 180th day we have no further right of prepayment.

Crown Bridge may, at any time, convert all or any part of the outstanding principal of the Note into shares of our common stock at a price per share equal to 60% (representing a 40% discount rate) of the lowest trading price of the common stock during the 20 trading day period ending on the last complete trading day prior to the date of conversion. If the conversion price is equal to or lower than $0.35 per share, an additional 15% discount will be applied (resulting in a 55% discount rate, assuming no other adjustments); if we are unable to deliver converted shares via DWAC, an additional 10% discount will be applied (resulting in a discount rate of 50%, assuming no other adjustments); if we fail to comply with our reporting requirements under the Exchange Act, an additional 15% discount will be applied (resulting in a discount rate of 55%, assuming no other adjustments); and if we fail to maintain our status as "DTC Eligible" or if at any time the conversion price is lower than $0.10, an additional 10% discount will be applied (resulting in a discount of 65%, assuming no other adjustments except for the 15% discount due to the conversion price below $0.35).  Crown Bridge may not convert the Note to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of our issued and outstanding common stock.  We have also granted piggy-back registration rights for the shares issuable upon conversion of the Note.

Results of Operations

Comparison of the periods ended April 30, 2019 and 2018
	For the three months ended
	April 30,
	2019	2018	Change
Consulting services	$20,545	$43,813	$(23,268)	-53%
Product sales	9,822	-	9,822	100%
Cost of consulting services	(11,467)	(10,000)	(1,467)	-15%
Gross profit	18,900	33,813	(14,913)	-44%
Operating costs and expenses
Rents and other occupancy	17,963	12,516	5,447	44%
Compensation	162,892	146,204	16,688	11%
Professional, legal and consulting	114,977	49,896	65,081	130%
General and administrative	60,960	52,511	8,449	16%
Depreciation and amortization	584	435	149	34%
Total operating costs and expenses	357,376	261,562	95,814	37%
Other income (expense)
Interest expense	(67,602)	(612)	(66,990)	10946%
Impairment on investment	(2,739)	-	(2,739)	100%
Loss on investment in affiliate	(22,667)	-	(22,667)	-100%
Total other income (expense)	(93,008)	(612)	(92,396)	15097%
Loss from continuing operations, before provision for taxes on income	(431,484)	(228,361)	(203,123)	89%
Provision for taxes on income	-	-	-	0%
Net income (loss)	$(431,484)	$(228,361)	$(203,123)	89%

Material changes in line items in our Statement of Operations for the periods ended April 30, 2019 as compared to the same period last year, are discussed below:

•	Professional, legal, and consulting – Professional legal and accounting/consulting services increased during the year due to additional resources used for compliance.
•	Interest expense – Interest increased as a result of new debt arrangements during the periods, in addition to the amortization of the debt discount in the amount of $40,909.

Liquidity and Capital Resources

Overview

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of April 30, 2019, we had an accumulated deficit of $8,871,592 from operating activities.  The Company had total cash on hand of approximately $50,000, and approximately $91,000 in restricted cash for the benefit of related parties as of April 30, 2019. The Company utilizes credit from vendors, borrowings from related parties, and secured third party financing to manage its cash flow.  Management believes the change in focus along with our substantial industry knowledge, defined growth strategy, and minimal expense structure will allow us to ultimately achieve profitability. We have restructured our operating expenses sufficiently and believe that our planned sources of revenue will be sufficient to cover these expenses for the foreseeable future.

Our Consolidated Financial Statements as of and for the three months ended April 30, 2019 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate assets.

Our ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. We can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms.

Our net cash flows are as follows:

	For the three months ended April 30,
	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(363,848)	$(36,103)
Net cash used in investing activities	(8,751)	-
Net cash provided by financing activities	419,369	8,765
Net change in cash	$46,770	$(27,338)

Operating Activities

During the three months ended April 30, 2019, the Company used $369,848 in cash for continuing operations compared to cash used of $36,103 for continuing during the three months ended April 30, 2018.  This increase in cash used for operating activities was due to the significant investment in affiliates and loans to affiliates.

Investing Activities

During the three months ended April 30, 2019, the Company invested $8,751 in fixed assets, compared to no investment during the same period of 2018.

Financing Activities

Our cash provided by financing for the three months ended April 30, 2019 was $425,369 compared to cash provided of $8,765 from continuing operations.

During the year ended January 31, 2019 the company entered into convertible debt funding from tranche one in the amount of $100,000 and $50,000 received in tranche two.  The debt becomes convertible into the Company’s common shares on the 180th day from the receipt of the tranche.

The Company received $14,369 and $8,765 during the three months ended April 30, 2019 and 2018, respectively, from related party loans.

In February 2019 the Company launched a non-public equity offering at $1.00 per unit.  We raised cash proceeds of $80,000 and issued 80,000 shares of common stock and 80,000 warrants to purchase common stock at an exercise price of $2.00 per share.

The Company received $125,000 for the benefit of the Puerto Rico entities and is disbursing these funds to operate the Puerto Rico operations, the balance as of April 30, 2019 was $65,499.  In addition, the Company received $50,000 for the benefit of 2600 Meridian LLC, the funds have been used to cover start-up and development costs, the balance as of April 30, 2019 was $25,502.  The funds held for related party entities is held in restricted cash liabilities on the balance sheet.

Off Balance Sheet Arrangements

As of April 30, 2019, and April 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies.

ITEM 3.	QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company and are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction and with the participation of our management, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2019. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of April 30, 2019 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2019, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the Settlement Agreement with Headgate II, LLC, William A. Shopneck, and Christopher Shopneck (collectively, the "Plaintiffs") disclosed under Item 3 of our annual report on Form 10-K for the year ended January 31, 2019, we are current in our settlement payments to the Plaintiffs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2019 we commended an offering of up to 2,000,000 units at a price per unit of $1.00.  Each unit is comprised of one share of common stock and one three-year warrant to purchase an additional share of common stock at $2.00 per share.  During the quarter ended April 30, 2019, we sold 80,000 units to two investors for gross proceeds of $80,000.  We issued 80,000 common shares and issued warrants to purchase an additional 80,000 shares to these investors.  The securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. At the time of the sale of the shares, we reasonably believed that each purchaser was an accredited investor as defined in Regulation D. No underwriting discounts or commissions were paid in connection with the transactions.

Item 6. Exhibits
31.1 Rule 13a-14(d) Certification by Principal Executive Officer
31.2 Rule 13a-14(d) Certification by Principal Financial Officer
32.1 Section 1350 Certification of Principal Executive and Financial Officer

101.INS XBRL Instance Document*
101.SCH XBRL Taxonomy Extension Schema Document*
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STWC HOLDINGS, INC.

June 14, 2019                                                                                    By: /s/ Erin Phillips
      Erin Phillips, CEO
(Principal Executive, Financial and Accounting Officer)