Form 10-Q/A
period 2019-06-18
STWC. Holdings, Inc.
filed 2019-06-19
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2019

 Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,220,089 shares of common stock as of April 30, 2019.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed by STWC Holdings, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2019 (the “Quarterly Report”).

The Company is filing this Amendment solely to include the XBRL files which were striped from the filing given that they did not correspond to the time frame referenced by the 10-Q.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part I, Items 1 and 2 are hereby amended and restated in their entirety. In addition, as required by Rule 12b-15 promulgated under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures in the Quarterly Report. Other than as specifically stated herein, this Amendment continues to speak as of the date of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Quarterly Report. Accordingly, this Amendment should be read in conjunction with the Quarterly Report.

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

STWC HOLDINGS, INC.

June 19, 2019                                                                                    By: /s/ Erin Phillips
      Erin Phillips, CEO
(Principal Executive, Financial and Accounting Officer)