Form 10-Q
period 2019-09-13
STWC. Holdings, Inc.
filed 2019-09-16
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2019

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,976,156 shares of common stock as of September 06, 2019.

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

STWC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2019	January 31, 2019
ASSETS
Current assets:
Cash	$75,020	$2,965
Accounts Receivable, net	80,517	56,459
Inventory	56,051	29,786
Prepaid expenses and other assets	7,571	19,675
Total current assets	219,159	108,885
Property and equipment, net	18,415	2,767
Intangible assets, net	8,898	9,452
Right-of-use asset	476,209	-
Notes receivable and equity-method investments, related parties	514,778	452,709
Total assets	$1,237,459	$573,813

LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable	$324,065	$447,626
Accrued expenses	585,658	437,388
Accrued expenses, related party	353,905	218,165
Advance held in trust for related parties	38,245	-
Loan to related party	69,184	32,021
Deferred revenue	196,500	192,500
Lease liability	137,091	-
Notes payable, current, net of discount	647,471	274,282
Total current liabilities	2,352,119	1,601,982
Lease liability	339,664	-
Long-term loan from related party	-	48,240
Long-term notes payable	75,000	125,000
Total liabilities	2,766,783	1,775,222

Stockholders’ deficit
Common stock, par value $0.00001, 100,000,000 shares authorized, 34,455,876 and 33,792,589 issued and outstanding at July 31, 2019 and January 31, 2019, respectively.	345	338
Additional Paid in Capital	8,055,388	7,238,361
Retained deficit	(9,566,200)	(8,440,108)
Parent’s Stockholder deficit	(1,510,467)	(1,201,409)
Non-controlling interest	(18,857)	-
Total stockholders’ deficit	(1,529,324)	(1,201,409)
Total liabilities and stockholders’ deficit	$1,237,459	$573,813

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	July 31,		July 31,
	2019	2018	2019	2018

Consulting Services	$ 41,224	$ 87,436	$ 61,769	$ 131,249
Product sales	13,589	-	23,411	-
Cost of consulting services	(13,174)	(2,443)	(24,641)	(12,443)
Gross profit	41,639	84,993	60,539	118,806

Operating costs and expenses
Rents and other occupancy	23,993	13,500	41,956	26,016
Compensation	146,577	138,281	309,469	284,485
Professional, legal and consulting	242,769	35,193	357,746	85,089
General and administrative	162,478	89,130	223,438	141,641
Depreciation and amortization	908	434	1,492	869
Total operating costs and expenses	576,725	276,538	934,101	538,100

Other income (expense)
Interest expense	(177,111)	(1,128)	(244,713)	(1,740)
Other expenses	4	-	4	-
Impairment on investment	-	-	(2,739)	-
Loss on investment in affiliate	(1,272)	-	(23,939)	-
Total other income (expense)	(178,379)	(1,128)	(271,387)	(1,740)

Loss from continuing operations, before provision for taxes on income	(713,465)	(192,673)	(1,144,949)	(421,034)
Provision for taxes on income	-	-	-	-
Net loss before non-controlling interest	(713,465)	(192,673)	(1,144,949)	(421,034)
Less: net loss attributable to non-controlling interest	(18,857)	-	(18,857)	-
Net loss attributable to parent	$ (694,608)	$ (192,673)	$(1,126,092)	$ (421,034)

Net loss attributable to common shareholders
Basic earnings and fully diluted loss per common share	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.02)

Basic and fully diluted weighted average number of shares outstanding	31,203,755	27,140,550	31,272,320	27,140,550

See accompanying notes.

STWC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,144,949)	$(421,034)
Depreciation and amortization	1,492	868
Accretion of debt discount	182,189	-
Shares issued for services	188,500	-
Loss from equity investment in unconsolidated subsidiary	23,939	-
Stock based compensation	23,067	-
Changes in assets and liabilities
Accounts receivable	(8)	(12,257)
Inventory	(26,265)	(17,898)
Right-of-use asset	546	-
Notes receivable, related party	(215,185)	(9,999)
Prepaid expenses and other assets	12,104	(7881)
Accounts payable	88,739	185,069
Accrued expenses	131,008	214,198
Deferred revenue	4,000	45,000
Net cash flow used in operating activities	(730,823)	(23,934)
Cash flows from investing activities:
Purchase of fixed assets	(8,751)	-
Proceeds from consolidation of subsidiary	665	-
Net cash flow used in investing activities	(8,086)	-
Cash flows from financing activities:
Proceeds from issuance of stock	80,000	-
Proceeds from debt	550,000	-
Proceeds from related party loans	31,048	8,765
Payments to related party loans	(25,084)	(12,523)
Proceeds from related party loans, restricted cash	175,000	-
Net cash flows from financing activities	810,964	(3,758)
Net cash flows	72,055	(27,692)
Cash and equivalent, beginning of period	2,965	27,925
Cash and equivalent, end of period	$75,020	$233
Supplemental cash flow disclosures:
Cash paid for interest	$223	$1,740
Non-cash transaction
Shares issued for services	$188,500	$-

See accompanying notes.

STWC HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICT)
(Unaudited)

	Common Stock		Additional Capital in excess of par value
	Shares	Amount		Accumulated Deficit	NCI	Total
Balance, January 31, 2018	27,140,550	$ 271	$5,325,413	$(6,164,832)	$ -	$ (839,148)
Net loss	-	-	-	(228,361)	-	(228,361)
Balance, April 30, 2018	27,140,550	$ 271	5,325,413	(6,393,193)	-	(1,067,509)
Net loss	-	-	-	(192,673)	-	(192,673)
Balance, July 31, 2018	27,140,550	$ 271	$5,325,413	$(6,585,866)	$ -	$(1,260,182)

Balance, January 31, 2019	33,792,589	$ 338	$7,238,361	$(8,440,108)	$ -	$(1,201,409)
Private share offering	80,000	1	41,352	-	-	41,353
Warrants	-	-	38,647	-	-	38,647
Stock based compensation	-	-	13,181	-	-	13,181
Net loss	-	-	-	(431,484)	-	(431,484)
Balance, April 30, 2019	33,872,589	$ 339	$7,331,541	$(8,871,592)	$ -	$(1,539,712)
Shares issued for services	583,287	6	188,494	-	-	188,500
Beneficial conversion feature on convertible debt	-	-	415,000	-	-	415,000
Stock based compensation	-	-	9,886	-	-	9,886
Investment in subsidiary	-	-	110,467	-	-	110,467
Net loss	-	-	-	(694,608)	(18,857)	(713,465)
Balance, July 31, 2019	34,455,876	$ 345	$8,055,388	$ (9,566,200)	$ (18,857)	$(1,529,324)

See accompanying notes.

STWC HOLDINGS, INC
Notes to the Unaudited Consolidated Financial Statements

Note 1 – Organization

STWC HOLDINGS, INC., through its wholly-owned subsidiary, Strainwise, Inc., (identified in these footnotes as “STWC” “we” “us” or the “Company”) provides branding marketing, administrative, accounting, financial and compliance services (“Fulfillment Services”) to entities in the cannabis retail and production industry. The Company was originally incorporated in the State of Utah on April 25, 2007, and redomiciled to Colorado by merging into a Colorado corporation incorporated on June 7, 2016.  Strainwise, Inc., a wholly owned subsidiary of the Company, was originally incorporated in the state of Colorado as a limited liability company on June 8, 2012, and subsequently converted to a Colorado corporation on January 16, 2014.

On December 13, 2018, the Company invested in Meridian A, LLC, an Oklahoma limited liability company, which owns a CBD retail store located in Oklahoma.  The Company’s Chief Executive Officer is the managing member of the entity and STWC owns 75% of the legal entity.  On May 15, 2019, the Company obtained full ownership of the HiLife JV entity.  In accordance with Accounting Standards Codification 810 Consolidation, the Company has consolidated these entities.

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

Going Concern and Management’s Plan - Our Consolidated Financial Statements as of and for the period ended July 31, 2019 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate assets.

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

STWC HOLDINGS, INC
Notes to the Unaudited Consolidated Financial Statements

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

Prepaid expenses and other assets – Prepaid expenses and other current assets consist of various payments the Company has made in advance for goods or services to be received in the future. As of July 31, 2019, prepaid expenses were comprised of advance payments made to third parties for general expenses.  Prepaid general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

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

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	July 31, 2019	January 31, 2019
Leasehold improvements	$10,951	$ 2,200
Office equipment, furniture and fixtures	34,981	26,276
	45,932	28,476
Accumulated amortization and depreciation	(27,517)	(25,709)
	$18,415	$ 2,767

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the three months ended July 31, 2019 and 2018 was $688 and $251, respectively. Amortization and depreciation expense related to tenant improvements and office equipment for the six months ended July 31, 2019 and 2018 was $939 and $502, respectively.

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

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Amortization expense for the three months ended July 31, 2019 and 2018 was $220 and $183, respectively. Amortization expense for the six months ended July 31, 2019 and 2018 was $553 and $366, respectively.
Trademarks	July 31, 2019	January 31, 2019
Gross carrying amount	$ 13,260	$ 13,260
Accumulated amortization	4,362	3,809
Net intangible assets	$ 8,898	$ 9,451

STWC HOLDINGS, INC
Notes to the Unaudited Consolidated Financial Statements

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

STWC HOLDINGS, INC
Notes to the Unaudited Consolidated Financial Statements

The revenue by contract type for the periods ending July 31, 2019 and 2018 are listed in the table below:

	2019	2018
Hourly fee contracts	$ -	$ -
Fixed fee contracts	32,500	127,500
Monthly fee contracts	29,269	3,749
	$ 61,769	$ 131,249

Deferred revenue as of July 31, 2019 and January 31, 2019 was $196,500 and $192,500, respectively.  The Company is unable to determine timing for revenue recognition at this time for its deferred revenue due to state regulation changes.

Product Sales

Revenue from product sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectability is reasonably assured. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606.  Product sales for the sales for the three and six months ended July 31, 2019 was $13,589 and $23,411, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases (“ASU 2016-02”). The guidance in this new standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting and eliminates the current real estate-
specific provisions for all entities. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard effective February 1, 2019 by recording an immaterial transition adjustment and right of use assets and lease liabilities of approximately $500,000.

STWC HOLDINGS, INC
Notes to the Unaudited Consolidated Financial Statements

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

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, we have not achieved profitable operations, and have cumulative losses through July 31, 2019 of $9.5 million. The Company’s losses to date raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of the Company’s securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

STWC HOLDINGS, INC
Notes to the Unaudited Consolidated Financial Statements

Note 5 – Commitments and contingencies

The Company entered into a right-of-use operating lease agreement with an affiliate for the Company’s corporate office needs, consisting of 4,000 square feet of office space. The lease is for a 4-year period ending October 31, 2021. This lease to the Company is on the same terms and conditions as is the direct lease between the affiliate and the independent lessor.  The office space lease includes in-substance fixed lease payments, and does not provide an implicit rate, the remaining lease term for the office space is 30 months. The Company also leases commercial retail space for the benefit of its investments in Oklahoma under an agreement ending August 31, 2023.

As of July 31, 2019, maturities of the lease liabilities are as follows:

For the Fiscal Year Ending January 31,
2020	81,727
2021	140,000
2022	130,350
2023	87,600
2024	51,100
Thereafter	—
Total minimum lease payments	$490,777

During the three months ended July 31, 2019 and 2018, rent expense was $24,266 and $13,500, respectively.  During the six months ended July 31, 2019 and 2018, rent expense was $41,956 and $26,016, respectively.

Note 6 – Notes Receivable-Related Parties

The Company has management and licensing agreements with a private entity in Puerto Rico 39% owned by the Company’s CEO, Erin Phillips, to operate four dispensaries and one cultivation operation in Puerto Rico. In conjunction with these agreements, the Company has begun providing funds to operate the Puerto Rico operations, which will be evidenced by a promissory note. The terms have not been finalized on this note and currently there is no specified terms to the agreement. Through July 31, 2019 the Company has advanced $280,607 related to the note.

The Company has management and licensing agreements with two private entities in Oklahoma.  STWC has a 25% ownership in 2600 Meridian LLC, and an option to acquire 25% interest in HWH Farms, LLC.  In conjunction with these agreements, the Company has begun providing funds for start-up and development costs, which will be evidenced by a promissory note. The terms have not been finalized on these notes and currently there is no specified terms to the agreement. Through July 31, 2019 the Company has advanced $84,959 to 2600 Meridian, LLC and recognized a loss on investment of $22,821. The Company has advanced $158,153 to HWH Farms, LLC related to the notes.

Note 7 – Related Party

The Company has entered into separate management and licensing contracts with STWC Sorrento Valley, LLC which is partially owned by the Company's CEO, Erin Phillips. Ms. Phillips owns 27.5% of the STWC Sorrento Valley, LLC.  Ms. Phillips allocated $200,000 of the Green Acres note to fund the related project in California as directed by the note agreement which reduced the liability to Ms. Phillips for loan advances received as of July 31, 2019.

The Company manages its cash flow by utilizing related party loans.  During the six months ended July 31, 2019 and 2018 the company borrowed $31,048 and $12,523, respectively, from related parties to fund operations. The loans do not carry any interest. The Company converted an accrued expense with a related party to a note payable in the amount of $60,300 in January 2019.  As of July 31, 2019, the Company reflected current loans payable to related parties of $69,184.

The Company received $125,000 for the benefit of the Puerto Rico entities and is disbursing these funds to operate the Puerto Rico operations, the balance as of July 31, 2019 was $38,245.  In addition, the Company received $50,000 for the benefit of 2600 Meridian LLC; all the funds have been used to cover start-up and development costs.  The funds held for related party entities are included as advances held in trust liabilities on the balance sheet.

STWC HOLDINGS, INC
Notes to the Unaudited Consolidated Financial Statements

Note 8 – Notes Payable

Note purchase and security agreement – On August 29, 2018, the Company entered into a Note Purchase and Security Agreement with Richland Fund, LLC., a Delaware limited liability company. Pursuant to the Agreement, Richland agreed to purchase Convertible Promissory Notes of the Company in the aggregate principal amount of $225,000, funded in three tranches, (i) $100,000.00 (the "First Note"), (ii) $67,000.00 (the "Second Note"), and (iii) the balance of $58,000.00 (the "Third Note"). The Notes bear 12% interest per annum, with the last payment under the Notes due December 15, 2020. The Notes are secured by all assets of the Company and guarantees from Shawn and Erin Phillips.  Principal and interest payments are to commence on August 1, 2019.

The Notes are convertible into common stock of the Company. The conversion price will be equal to the lower of (i) $0.15 cents per share (ii) or the average of the closing bid price of the Company's common stock taken over the three trading days prior to conversion or (iii) upon any issuance by the Company of common stock, or a security that is convertible into common stock, at a price lower than a net receipt to the Company of $0.15 per share, at such price that shall be at the same discount ratio as on the funding date. The conversion price of the Notes will be further subject to proportional adjustment for stock splits, reverse stock splits or combinations of shares, stock dividends, and the like. There are penalties for failure to timely deliver conversion shares.  The company recognized a beneficial conversion feature on the notes as a discount and additional paid in capital of $225,000.  The company has recognized $40,909 in interest expense for the amortization of the debt discount for the three months ending July 31, 2019 and $81,818 during the six months ending July 31, 2019.

In connection with the funding agreement, the Company agreed to form and organize a subsidiary.  The Company and lender are in discussions regarding the assets to be held in the subsidiary; nothing has been finalized as of the issuance date.

Loan Agreement – On April 6, 2018, the Company entered into a loan agreement with Green Acres Partners A, LLC, (the “lender”) whereby the lender agreed to loan to the Company $205,000.  The loan proceeds are to be used specifically for the capital needs of two related party projects in San Diego, California.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day beginning no later than August 1, 2019; thereafter the Company shall pay interest and principal on 60% of the Company’s ownership percentage of the available profits from the San Diego projects.   The loan is personally guaranteed by Shawn Phillips, the husband of Erin Phillips, CEO.

Secured Promissory Note – On December 7, 2018, the Company entered into a 15% Secured Promissory Note with Richland Fund, LLC, (the “lender”) whereby the lender agreed to loan to the Company $126,100.  The interest rate on the note is 15% per annum and monthly interest payments are due the first day each month beginning January 1, 2019.  If any interest payment remains unpaid and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 20% per annum, until the past due interest amount is paid in full.  The note originally matured on March 7, 2019 but was extended to a maturity date of August 1, 2019.

Securities Purchase Agreements (SPA)

Power Up Lending - On February 13, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. pursuant to which Power Up agreed to purchase a convertible promissory note in the face amount of $103,000. On February 15, 2019, the Company issued the Note. The Note matures on February 13, 2020, and bears interest at 12% per annum, increasing to 22% after maturity.

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

STWC HOLDINGS, INC
Notes to the Unaudited Consolidated Financial Statements

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

Crown Bridge - On May 1, 2019 the Company received funds from Crown Bridge Partners, LLC under a Securities Purchase Agreement dated April 18, 2019.  Under the terms of the SPA, the Company received a total of $95,000, after an original issue discount of $5,000, and issued a convertible promissory note in the principal amount of $100,000.  In addition, the Company reimbursed Crown Bridge $2,000 for its legal fees.  The Company also issued warrants to purchase 60,606 shares of the company’s common stock associated with this transaction.

The maturity date of the Note is 12 months from April 18, 2019. The Note bears interest at 12% per annum at its face amount, with a default rate of 15% per annum (or the maximum amount permitted by law). If the Company prepays the Note through the 180th day following the date thereof, the Company must pay all of the principal and interest with a prepayment penalty ranging from 135% to 150%. After the 180th day the Company has no further right of prepayment.

Crown Bridge may, at any time, convert all or any part of the outstanding principal of the Note into shares of our common stock at a price per share equal to 60% (representing a 40% discount rate) of the lowest trading price of the common stock during the 20 trading day period ending on the last complete trading day prior to the date of conversion. If the conversion price is equal to or lower than $0.35 per share, an additional 15% discount will be applied (resulting in a 55% discount rate, assuming no other adjustments); if the Company is unable to deliver converted shares via DWAC, an additional 10% discount will be applied (resulting in a discount rate of 50%, assuming no other adjustments); if the Company fails to comply with our reporting requirements under the Exchange Act, an additional 15% discount will be applied (resulting in a discount rate of 55%, assuming no other adjustments); and if the Company fails to maintain our status as "DTC Eligible" or if at any time the conversion price is lower than $0.10, an additional 10% discount will be applied (resulting in a discount of 65%, assuming no other adjustments except for the 15% discount due to the conversion price below $0.35).  Crown Bridge may not convert the Note to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of our issued and outstanding common stock.  The Company has also granted piggy-back registration rights for the shares issuable upon conversion of the Note.  The company recognized a beneficial conversion feature on the notes as a discount and additional paid in capital of $100,000.  The company has recognized $24,863 in interest expense for the amortization of the debt discount for the period ending July 31, 2019.

 The Note contains certain representations, warranties, covenants (both affirmative and negative), and events of default, including if our common stock is suspended or delisted for trading, or if the Company is delinquent in our periodic report filings with the SEC. In the event of a default, at the option of Crown Bridge, it may consider the Note immediately due and payable and the amount of repayment increases to 150% of the outstanding balance of the Note.  The Note also grants Crown Bridge a right of first refusal for any future capital raises or financings by us.  It also contains a most favored nations provision for any more favorable terms in future financing transactions by us.

The Warrant may be exercised at any time through the second anniversary date of the Note. The exercise price per share of common stock under the Warrant is $1.65 per share, subject to adjustment, including cashless exercise.  The Warrant also contains a most favored nations provision. As a result of granting the Warrant to FirstFire, see below, with an exercise price of $1.00, Crown Bridge Partners, LLC, the holder of warrants to purchase 60,606 shares of the Company’s common stock at a stated exercise price of $1.65 per share, has the option to reduce the exercise price to $1.00 per share and to increase the number of shares issuable upon exercise of the warrant to 100,000 shares.

STWC HOLDINGS, INC
Notes to the Unaudited Consolidated Financial Statements

Tangiers - On June 20, 2019 the Company entered into a 10% Fixed Convertible Promissory Note with Tangiers Global, LLC in the aggregate principal amount of up to $550,000. The initial principal amount of the Tangiers Note is $165,000, for which Tangiers paid a purchase price of $150,000 on June 24, 2019, representing approximately a 10% original issue discount, due six months from the effective date of each payment by Tangiers. Upon Company request, subject to certain conditions, Tangiers will pay up to an additional $400,000 consideration, subject to a 10% original issue discount, and in such event, the maturity date for the additional payment would be six months from the effective date of such payment. The sum that the Company must repay to Tangiers would be prorated based on the consideration actually paid by Tangiers, such that the Company is only required to repay the amount funded (plus the original issue discount, interest and other fees, as applicable), and the Company is not required to repay any unfunded portion of the Tangiers Note.

The Tangiers Note is convertible at the option of Tangiers at a conversion price of $0.65 per share, subject to adjustment in the event of a forward split, stock dividend, or the like, but not adjusted in the event of a reverse split, recombination, or the like. If a prepayment is made within 90 days, the Company must pay an amount equal to 110% of the principal amount so paid; from 91 to 120 days, the Company must pay an amount equal to 120% of the principal amount so paid; and from 121 to 180 days, the Company must pay an amount equal to 130% of the principal amount so paid. Upon the occurrence of an event of default, as such term is defined under the Tangiers Note, at the holder’s election, the Note will be immediately due and payable in cash at an amount equal to the principal amount due, plus an additional amount equal to 30% of the principal amount.  In addition, five days following acceleration of the repayment of the Note, interest will accrue at the rate of 20% per annum or the maximum legal rate.  The Company has also caused their transfer agent to reserve not less than 7,500,000 shares of the Company’s common stock for issuance upon conversion.  The company recognized a beneficial conversion feature on the notes as a discount and additional paid in capital of $165,000.  The company has recognized $36,967 in interest expense for the amortization of the debt discount for the period ending July 31, 2019.

In the even the Note is not repaid on or before the maturity date, the holder may convert in whole or in part the outstanding principal amount of the Note into shares of our common stock at a conversion price equal to the lower of initial conversion price of $0.65 per share or 60% of the lowest trading price of our common stock during the 15 consecutive trading days prior conversion.

For a period of 45 days following the initial funding under the Note, the Company has agreed not to enter into any convertible debt financing transaction with another party.  Further, the Company has granted a right of first refusal to Tangiers in connection future financings by us so long as the Note is outstanding.

With respect to the above loan transaction with Tangiers, the Company issued Tangiers a stock purchase warrant allowing for the purchase of 1,100,000 shares of our common stock at $1.25 per share on a cashless basis for a period of five years.

In addition to the loan transaction with Tangiers, the Company has entered into an Investment Agreement with Tangiers  whereby Tangiers has agreed to purchase shares of our common stock up to an aggregate of $10,000,000 under certain terms and conditions.  The purchase price for the shares is 80% of the lowest trading price of the stock during the five consecutive trading days prior to receipt by Tangiers of the notice from us requiring purchase by them.  The maximum number of shares the Company can require Tangies to purchase is restricted to 200% of the average daily trading volume during 10 consecutive trading days, provided the amount is at least $5,000 and does not exceed $500,000.

FirstFire - On June 21, 2019 the Company received funds from FirstFire Global Opportunities Fund.  Under the terms of the SPA, the Company received a total of $135,000, after an original issue discount of $15,000, and issued a convertible promissory note, in the principal amount of $150,000.  The Company also issued to FirstFire immediately exercisable five-year warrants to purchase 150,000 shares of our common stock at $1.00, subject to adjustment in the event the Company issues shares at less than the current exercise price.  The Warrant also contains a cashless exercise provision and a most favored nations provision.

The maturity date of the Note is nine months from June 18, 2019. The Note bears interest at 10% per annum at its face amount, with a default rate of 15% per annum (or the maximum amount permitted by law). If the Company prepays the Note through the 90th day following the date thereof, the Company must pay an amount equal to 125% of the principal amount of the Note and any accrued but unpaid interest thereon, plus any default interest.  If the Company prepays the Note from the 91st day through the 180th day following the date thereof, the Company must pay an amount equal to 135% of the principal amount of the Note and any accrued but unpaid interest thereon, plus any default interest. After the 180th day the Company has no further right of prepayment.

 STWC HOLDINGS, INC
Notes to the Unaudited Consolidated Financial Statements

FirstFire may, at any time, convert all or any part of the outstanding principal and interest, including default interest, of the Note into shares of the company’s common stock at the lower of $0.75 per share or a price per share equal to 55% (representing a 45% discount rate) of the lowest trading price of the common stock during the 20 trading day period prior to the date of conversion. FirstFire may not convert the Note to the extent that such conversion would result in beneficial ownership by FirstFire and its affiliates of more than 4.99% of our issued and outstanding common stock, or up to 9.99% at the option of FirstFire.  The Company has agreed to reserve for issuance the greater of 25,000,000 shares or the number of shares equal to 3.5 times the number of shares issuable upon conversion of the Note.  The company recognized a beneficial conversion feature on the notes as a discount and additional paid in capital of $150,000.  The company has recognized $23,540 in interest expense for the amortization of the debt discount for the period ending July 31, 2019.

The debt evidenced by the Note ranks senior to any other debt incurred as of or following the date of the Note.  So long as any obligations under the Note remain outstanding, the Company cannot incur or guarantee any indebtedness that is senior to or pari passu with the debt evidenced by the Note, and cannot, without prior consent, pay or declare any dividends or other distributions to shareholders.

For a period of 18 months, FirstFire has a right of first refusal to purchase up to $150,000 of equity, debt, or equity equivalent securities offered by us during the 18-month period.  The Company is required to provide FirstFire 10 business days’ notice of a proposed transaction, which, if accepted, is required to be completed by FirstFire within 10 business days following the notice period.  The terms of the acceptance by FirstFire must not be more favorable to FirstFire or less favorable to the Company than those set forth in the offer notice.

So long as the Note is outstanding, the Company cannot enter into any variable rate transaction whereby the Company issues any securities convertible into shares of its common stock at a price based on trading or quotation prices of the Company’s common stock.

Within 60 calendar days following funding, the Company is required to obtain director and officer insurance for a period of at least 18 months, with two years of tail coverage.  The Company has also agreed to indemnify FirstFire against any actions arising under the SPA.  Under the terms of the SPA, the Company also granted piggyback registration rights to FirstFire to register for resale shares issuable upon conversion of the Note or exercise of the Warrant.

The Note contains certain representations, warranties, covenants (both affirmative and negative), and events of default. In the event of a default, the Note will be immediately due and payable, and the amount of repayment increases to 150% of the outstanding balance of the Note.  The Company has also authorized FirstFire to appear ex parte without notice to the Company to confess judgment against the Company for the unpaid amount of the Note following an event of default.

The SPA also grants FirstFire a right of first refusal for any future capital raises or financings by the Company.  It also contains a most favored nations provision for any more favorable terms in future financing transactions.

Note 9 – Stockholders Equity

Common Stock

On February 4, 2019, the Company initiated a private equity offering to accredited investors (the "Offering") in accordance with Regulation D under the Securities Act of 1933 ("Securities Act"). The Offering consisted of 2,000,000 units with each unit consisting of one share of the Company's Common Stock and a warrant to purchase an additional share of common for $2.00 at any time prior to January 31, 2022.  During the period ended July 31, 2019, 80,000 units were sold at a price per unit of $1.00, for offering proceeds of $80,000. The company allocated proceeds at the estimated fair value of the common shares and warrants for value of $41,353 and $38,647, respectively.

The Company entered into an Advisor Agreement with Matthew Willer, pursuant to the terms of the advisor agreement, on February 22, 2019, the Company issued 500,000 shares of its common stock to Mr. Willer for services performed.

The Company engaged Hayden IR, LLC and Tysadco Partners LLC to provide investor relations services under an Investor Relations Consulting Agreement. Pursuant to the IR Agreement, the Company issued a total of 25,000 shares of its common stock on February 22, 2019.

STWC HOLDINGS, INC
Notes to the Unaudited Consolidated Financial Statements

From time to time the Company offers shares in-lieu of cash for consulting, investor relations and legal services.  During the three months ended July 31, 2019 the Company issued 58,287 shares of its common stock for services performed.

Warrants

	Number of Warrants	Exercise Price	Wtgd Avg Calculation	Wtgd Avg Remining Life
Balance at 1/31/2018	2,224,700	$ 5.00	$ 11,123,500	1.00

Granted	2,000,000	0.16	$ 322,000
Exercised	(311,000)	0.16	$ (49,650)
Cancelled	(2,013,700)	5.00	$ (11,091,850)

Balance at 1/31/2019	1,900,000	$ 0.16	$ 304,000	1.71

Granted	1,430,000	1.25	$ 1,785,000
Exercised	-	-	-
Cancelled	-	-	-

Balance at 7/31/19	3,330,000	$ 0.63	$ 2,089,000	2.64

Stock Options
The Company has 250,000 stock options outstanding at July 31, 2019 and recognized $9,886 for the three months ended and July 31, 2019, and $23,066 for the six months ended July 31, 2019 in stock compensation.  The Company has $174,652 in unrecognized stock compensation expense.

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

The assumptions used in the fair value calculations are as follows for the period ended July 31, 2019:

Expected term (years)	5
Risk-free interest rate	2.73%
Volatility	218%
Expected dividend yield	0.00%

STWC HOLDINGS, INC
Notes to the Unaudited Consolidated Financial Statements

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

The Company has not paid any interest or principal on the note purchase and security agreement dated August 29, 2018, with Richland Fund, LLC.  Commencing August 2, 2019 the interest rate on the unpaid interest and principal increased to 18% per annum, until the past due interest amount is paid in full.  As of the filing date of this report, we owe approximately $76,241 for the principal and past due interest.

The Company has failed to make the required monthly interest payments on the loan agreement dated April 6, 2018, with Green Acres Partners A, LLC.  As of the filing date of this report, we owe approximately $16,704 for this past due interest.

The Company has not paid any interest or principal on the secured promissory note dated December 7, 2018, with Richland Fund, LLC.  Commencing August 2, 2019 the interest rate on the unpaid interest and principal increased to 20% per annum, until the past due interest amount is paid in full.  As of the filing date of this report, we owe approximately $140,815 for the principal and past due interest.

On August 6, 2019 the Company cancelled 500,000 shares issued in connection with the joint-venture entity Volume 2, LLC which held the HiLife Creative intellectual property acquisition in September 2018.  The company assumed full control of the entity on May 15, 2019.

On August 20, 2019, the Company amended the Articles of Incorporation. The amendment increases the authorized number of shares to 500,000,000 shares.

On August 20, 2019 the Company adopted Colorado Bylaws which replace the bylaws formerly used by the Company and previously adopted by 4th Grade Films, a Utah corporation, prior to its change of domicile to Colorado.

In August 2019 Power Up Lending converted $10,000 and $8,000 of the principal amounts due in accordance with the conditions of the convertible note into 24,839 and 50,441 shares of our common stock, respectively.  The remaining principal balance under the note is $85,000.

On September 9, 2019, the Company filed a Certificate of Amendment increasing the number of authorized common shares, par value $0.00001 per share, from 100,000,000 to 500,000,000.  The amendment will be effective on September 30, 2019.

On September 10, 2019, the Company’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission registering 2,000,000 shares of the Company’s common stock for possible resale, from time to time, by the Tangiers Global, LLC (“Tangiers”), the selling stockholder.   These shares may be issued by the Company pursuant to the Investment Agreement dated June 20, 2019, with Tangiers (see Note 8 – Notes Payable).  The shares may be sold by Tangiers at prevailing market or privately negotiated prices.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were established to provide sophisticated fulfillment services to medical and retail stores, and cultivation facilities in the regulated cannabis industry throughout the United States and its territories. Such fulfillment services would only be provided to stores and facilities located in geographical areas where the governing state and local ordinances allow for the unfettered provisions of such services.

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

Historical Overview

Since the change in our business operations in 2017, we have secured debt and equity funding for operations from various sources, including the following:

Equity Funding

On February 4, 2019, the Company initiated a private equity offering to accredited investors (the "Offering") in accordance with Regulation D under the Securities Act of 1933 ("Securities Act"). The Offering consisted of 2,000,000 units with each unit consisting of one share of the Company's Common Stock and a warrant to purchase an additional share of common for $2.00 at any time prior to January 31, 2022.  During the six months ended July 31, 2019 80,000 units were sold at a price per unit of $1.00, for offering proceeds of $80,000.  The company allocated proceeds at the estimated fair value of the common shares and warrants for value of $41,353 and $38,647, respectively.

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

Tangiers Global LLC Convertible Debt Funding

On June 20, 2019 we entered into a 10% Fixed Convertible Promissory Note with Tangiers Global, LLC in the aggregate principal amount of up to $550,000. The initial principal amount of the Tangiers Note is $165,000, for which Tangiers paid a purchase price of $150,000 on June 24, 2019, representing approximately a 10% original issue discount, due six months from the effective date of each payment by Tangiers. Upon Company request, subject to certain conditions, Tangiers will pay up to an additional $400,000 consideration, subject to a 10% original issue discount, and in such event, the maturity date for the additional payment would be six months from the effective date of such payment. The sum that we must repay to Tangiers would be prorated based on the consideration actually paid by Tangiers, such that we are only required to repay the amount funded (plus the original issue discount, interest and other fees, as applicable), and we are not required to repay any unfunded portion of the Tangiers Note.

 The Tangiers Note is convertible at the option of Tangiers at a conversion price of $0.65 per share, subject to adjustment in the event of a forward split, stock dividend, or the like, but not adjusted in the event of a reverse split, recombination, or the like. If a prepayment is made within 90 days, we must pay an amount equal to 110% of the principal amount so paid; from 91 to 120 days, we must pay an amount equal to 120% of the principal amount so paid; and from 121 to 180 days, we must pay an amount equal to 130% of the principal amount so paid. Upon the occurrence of an event of default, as such term is defined under the Tangiers Note, at the holder’s election, the Note will be immediately due and payable in cash at an amount equal to the principal amount due, plus an additional amount equal to 30% of the principal amount.  In addition, five days following acceleration of the repayment of the Note, interest will accrue at the rate of 20% per annum or the maximum legal rate.  We have also caused their transfer agent to reserve not less than 7,500,000 shares of our common stock for issuance upon conversion.

In the event the Note is not repaid on or before the maturity date, the holder may convert in whole or in part the outstanding principal amount of the Note into shares of our common stock at a conversion price equal to the lower of initial conversion price of $0.65 per share or 60% of the lowest trading price of our common stock during the 15 consecutive trading days prior conversion.

For a period of 45 days following the initial funding under the Note, we have agreed not to enter into any convertible debt financing transaction with another party.  Further, we have granted a right of first refusal to Tangiers in connection future financings by us so long as the Note is outstanding.

With respect to the above loan transaction with Tangiers, we issued Tangiers a stock purchase warrant allowing for the purchase of 1,100,000 shares of our common stock at $1.25 per share on a cashless basis for a period of five years.

In addition to the loan transaction with Tangiers, we have entered into an Investment Agreement with Tangiers whereby Tangiers has agreed to purchase shares of our common stock up to an aggregate of $10,000,000 under certain terms and conditions.  The purchase price for the shares is 80% of the lowest trading price of the stock during the five consecutive trading days prior to receipt by Tangiers of the notice from us requiring purchase by them.  The maximum number of shares we can require Tangies to purchase is restricted to 200% of the average daily trading volume during 10 consecutive trading days, provided the amount is at least $5,000 and does not exceed $500,000.

FirstFire Global Opportunities Fund Convertible Debt Funding

On June 21, 2019 we received funds from FirstFire Global Opportunities Fund.  Under the terms of the SPA we received a total of $135,000, after an original issue discount of $15,000, and issued a convertible promissory note, in the principal amount of $150,000.  We also issued to FirstFire immediately exercisable five-year warrants to purchase 150,000 shares of our common stock at $1.00, subject to adjustment in the event we issue shares at less than the current exercise price.  The Warrant also contains a cashless exercise provision and a most favored nations provision.

The maturity date of the Note is nine months from June 18, 2019. The Note bears interest at 10% per annum at its face amount, with a default rate of 15% per annum (or the maximum amount permitted by law). If we prepay the Note through the 90th day following the date thereof, we must pay an amount equal to 125% of the principal amount of the Note and any accrued but unpaid interest thereon, plus any default interest.  If we prepay the Note from the 91st day through the 180th day following the date thereof, we must pay an amount equal to 135% of the principal amount of the Note and any accrued but unpaid interest thereon, plus any default interest. After the 180th day we has no further right of prepayment.

FirstFire may, at any time, convert all or any part of the outstanding principal and interest, including default interest, of the Note into shares of our common stock at the lower of $0.75 per share or a price per share equal to 55% (representing a 45% discount rate) of the lowest trading price of the common stock during the 20 trading day period prior to the date of conversion. FirstFire may not convert the Note to the extent that such conversion would result in beneficial ownership by FirstFire and its affiliates of more than 4.99% of our issued and outstanding common stock, or up to 9.99% at the option of FirstFire.  We have agreed to reserve for issuance the greater of 25,000,000 shares or the number of shares equal to 3.5 times the number of shares issuable upon conversion of the Note.

The debt evidenced by the Note ranks senior to any other debt incurred as of or following the date of the Note.  So long as any obligations under the Note remain outstanding, we cannot incur or guarantee any indebtedness that is senior to or pari passu with the debt evidenced by the Note, and cannot, without prior consent, pay or declare any dividends or other distributions to shareholders.

For a period of 18 months, FirstFire has a right of first refusal to purchase up to $150,000 of equity, debt, or equity equivalent securities offered by us during the 18-month period.  We are required to provide FirstFire 10 business days’ notice of a proposed transaction, which, if accepted, is required to be completed by FirstFire within 10 business days following the notice period.  The terms of the acceptance by FirstFire must not be more favorable to FirstFire or less favorable to the Company than those set forth in the offer notice.

So long as the Note is outstanding, we cannot enter into any variable rate transaction whereby we issue any securities convertible into shares of its common stock at a price based on trading or quotation prices of our common stock.

Within 60 calendar days following funding, we are required to obtain director and officer insurance for a period of at least 18 months, with two years of tail coverage.  We have also agreed to indemnify FirstFire against any actions arising under the SPA.  Under the terms of the SPA, we also granted piggyback registration rights to FirstFire to register for resale shares issuable upon conversion of the Note or exercise of the Warrant.

The Note contains certain representations, warranties, covenants (both affirmative and negative), and events of default. In the event of a default, the Note will be immediately due and payable, and the amount of repayment increases to 150% of the outstanding balance of the Note.  We have also authorized FirstFire to appear ex parte without notice to the Company to confess judgment against the Company for the unpaid amount of the Note following an event of default.

The SPA also grants FirstFire a right of first refusal for any future capital raises or financings by the Company.  It also contains a most favored nations provision for any more favorable terms in future financing transactions.

Results of Operations

Comparison of the three months ended July 31, 2019 and 2018
	For the three months ended
	July 31,
	2019	2018	Change

Consulting Services	$ 41,224	$ 87,436	$ (46,212)	-53%
Product sales	13,589	-	13,589
Cost of sales and services	(13,174)	(2,443)	(10,731)	439%
Gross profit	41,639	84,993	(43,354)	-51%

Operating costs and expenses
Rents and other occupancy	23,993	13,500	10,493	78%
Compensation	146,577	138,281	8,296	6%
Professional, legal and consulting	242,769	35,193	207,576	590%
General and administrative	162,478	89,130	73,348	82%
Depreciation and amortization	908	434	474	109%
Total operating costs and expenses	576,725	276,538	300,187	109%

Other income (expense)
Interest expense	(177,111)	(1,128)	(175,983)	15601%
Other income/(expenses)	4	-	4	100%
Impairment on investment	-	-	-	0%
Loss on debt conversion	-	-	-	0%
Loss on investment in affiliate	(1,272)	-	(1,272)	100%
Total other income (expense)	(178,379)	(1,128)	(177,251)	15714%

Loss from continuing operations, before provision for taxes on income	(713,465)	(192,673)	(520,792)	270%
Provision for taxes on income	-	-	-	0%
Net loss before noncontrolling interest	(713,467)	(192,673)	(520,792)	270%
Less: net loss attributable to noncontrolling interest	(18,857)	-	(18,857)	100%
Net loss attributable to parent	$ (694,608)	$ (192,673)	$ (501,935)	261%

Material changes in line items in our Statement of Operations for the three months ended July 31, 2019 as compared to the same period last year, are discussed below:

•	Product sales – the Company recognized product sales of merchandise and sale of CBD products from its consolidated subsidiary, Meridian A, LLC.
•
Professional, legal, and consulting – Professional legal and accounting/consulting services increased during the year due to additional resources used for compliance and the issuance of shares in-lieu of cash in the amount of $100,000.

•	General and administrative – Investor relations expenses increased during the period due to issuances of shares in-lieu of cash in the amount of $79,500.
•	Interest expense – Interest increased as a result of new debt arrangements during the periods, in addition to the amortization of the debt discount in the amount of $141,280.

Comparison of the six months ended July 31, 2019 and 2018

	For the six months ended
	July 31,
	2019	2018	Change

Consulting Services	$ 61,769	$ 131,249	$ (69,480)	-53%
Product sales	23,411	-	23,411	100%
Cost of sales and services	(24,641)	(12,443)	(12,198)	98%
Gross profit	60,539	118,806	(58,267)	-49%

Operating costs and expenses
Rents and other occupancy	41,956	26,016	15,940	61%
Compensation	309,469	284,485	24,984	9%
Professional, legal and consulting	357,746	85,089	272,657	320%
General and administrative	223,438	141,641	81,797	58%
Depreciation and amortization	1,492	869	623	72%
Total operating costs and expenses	934,101	538,100	396,001	74%

Other income (expense)
Interest expense	(244,713)	(1,740)	(242,973)	13964%
Other income/(expenses)	4	-	4	100%
Impairment on investment	(2,739)	-	(2,739)	0%
Loss on debt conversion	-	-	-	0%
Loss on investment in affiliate	(23,939)	-	(23,939)	100%
Total other income (expense)	(271,387)	(1,740)	(269,647)	15497%

Loss from continuing operations, before provision for taxes on income	(1,144,949)	(421,034)	(723,915)	172%
Provision for taxes on income	-	-	-	0%
Net loss before noncontrolling interest	(1,144,949)	(421,034)	(723,915)	172%
Less: net loss attributable to noncontrolling interest	(18,857)	-	(18,857)	100%
Net loss attributable to parent	$ (1,126,092)	$ (421,034)	$ (705,058)	167%

Material changes in line items in our Statement of Operations for the six months ended July 31, 2019 as compared to the same period last year, are discussed below:

•
Product sales – the Company recognized product sales of merchandise and sale of CBD products from its consolidated subsidiary, Meridian A, LLC.  In correlation the company recognized cost of sales related to products.

•
Professional, legal, and consulting – Professional legal and accounting/consulting services increased during the year due to additional resources used for compliance and the issuance of shares in-lieu of cash in the amount of $100,000.

•	General and administrative – Investor relations expenses increased during the period due to issuances of shares in-lieu of cash in the amount of $79,500.
•	Interest expense – Interest increased as a result of new debt arrangements during the periods, in addition to the amortization of the debt discount in the amount of $182,189.

Liquidity and Capital Resources

Overview

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of July 31, 2019, we had an accumulated deficit of $9,432,696 from operating activities.  The Company had total cash on hand of approximately $75,000 as of July 31, 2019. The Company utilizes credit from vendors, borrowings from related parties, and secured third party financing to manage its cash flow.  Management believes the change in focus along with our substantial industry knowledge, defined growth strategy, and minimal expense structure will allow us to ultimately achieve profitability. We have restructured our operating expenses sufficiently and believe that our planned sources of revenue will be sufficient to cover these expenses for the foreseeable future.

Our Consolidated Financial Statements as of and for the three and six months ended July 31, 2019 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate assets.

Our ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. We can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms.

Our net cash flows are as follows:

	For the six months ended July 31,
	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(730,823)	$(23,934)
Net cash used in investing activities	(8,086)	-
Net cash provided by financing activities	810,964	(3,758)
Net change in cash	$72,055	$(27,692)

Operating Activities

During the six months ended July 31, 2019, the Company used $730,823 in cash for operations compared to cash used of $23,934 for operations during the six months ended July 31, 2018.  This increase in cash used for operating activities was due to the significant investment in affiliates and loans to affiliates.

Investing Activities

During the six months ended July 31, 2019, the Company invested $8,086 in fixed assets, there were no investments during the six months ended July 31, 2018.

Financing Activities

Our cash provided by financing for the six months ended July 31, 2019 was $810,964 compared to cash used of $3,758 for the same period in 2018.

During the period ended July 31, 2019 the company entered into convertible debt funding totaling $550,000.  As of the date of filing, all debt is convertible into the Company’s common shares.

The Company received $31,048 and $8,765 during the six months ended July 31, 2019 and 2018, respectively, from related party loans and made corresponding payments of $25,084 and $12,523 during the six months ended July 31, 2019, respectively.

In February 2019 the Company launched a non-public equity offering at $1.00 per unit.  We raised cash proceeds of $80,000 and issued 80,000 shares of common stock and 80,000 warrants to purchase common stock at an exercise price of $2.00 per share.

The Company received $125,000 for the benefit of the Puerto Rico entities and is disbursing these funds to operate the Puerto Rico operations, the balance as of July 31, 2019 was $38,245.  In addition, the Company received $50,000 for the benefit of 2600 Meridian LLC, all the funds have been used to cover start-up and development costs.  The funds held for related party entities are included as advances held in trust liabilities on the balance sheet.

Off Balance Sheet Arrangements

As of July 31, 2019, and July 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Under the direction and with the participation of our management, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2019. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2019 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2019, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2019 we issued 25,000 common shares to Tangiers Global LLC as a commitment fee for granting the equity line financing to us. The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. At the time of the issuance of the shares, we reasonably believed that Tangiers was an accredited investor as defined in Regulation D. No underwriting discounts or commissions were paid in connection with the transactions.

In July we issued 33,287 shares to two consultants for services provided.  The shares were issued under Rule 701 Promulgated by the SEC for compensatory services.

During the quarter ended July 31, 2019, we issued 42,500 shares to an individual in exchange for debt in the amount of $8,500 owed by the Company to the party. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering. No underwriting discounts or commissions were paid in connection with the sale of the shares.

In August 2019 Power Up Lending converted $10,000 and $8,000 of the principal amounts due in accordance with the conditions of the convertible note into 24,839 and 50,441 shares of our common stock, respectively.  The remaining principal balance under the note is $85,000.

Item 3. Defaults Upon Senior Securities

We have a note purchase and security agreement dated August 29, 2018, with Richland Fund, LLC., in the aggregate principal amount of $225,000. The Notes bear 12% interest per annum, with the last payment under the Notes due December 15, 2020. The Notes are secured by all assets of the Company and guarantees from Shawn and Erin Phillips.  Principal and interest payments were to commence on August 1, 2019.  The Company has not paid any interest or principal on the loan.  Commencing August 2, 2019 the interest rate on the unpaid interest and principal increased to 18% per annum, until the past due interest amount is paid in full.  As of the filing date of this report, we owe approximately $76,241 for the principal and past due interest.

We have a loan agreement dated April 6, 2018, with Green Acres Partners A, LLC, in the amount of $205,000 repayable in installments and maturing not later than September 1, 2020.  The note evidencing the loan is guaranteed by Shawn and Erin Phillips.  Monthly interest payments are due the first day beginning no later than August 1, 2019; thereafter we are required to pay interest and principal on 60% of our ownership percentage of the available profits from the San Diego projects.   We failed to make the required monthly interest payments.  As of the filing date of this report, we owe approximately $16,704 for this past due interest.

We have a secured promissory note dated December 7, 2018, with Richland Fund, LLC, in the amount of $126,100 which matured on August 1, 2019.  The Note bears 15% interest per annum, and monthly interest payments were due the first day each month beginning January 1, 2019.  The note originally matured on March 7, 2019 but was extended to a maturity date of August 1, 2019.  The Company has not paid any interest or principal on the loan.  Commencing August 2, 2019 the interest rate on the unpaid interest and principal increased to 20% per annum, until the past due interest amount is paid in full.  As of the filing date of this report, we owe approximately $140,815 for the principal and past due interest.

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

STWC HOLDINGS, INC.

September 13, 2019 By: /s/ Erin Phillips
                                                          Erin Phillips, CEO
                                                                                                               (Principal Executive, Financial and Accounting Officer)