Form 10-Q/A
period 2019-07-31
STWC. Holdings, Inc.
filed 2019-09-17
CIK 1400683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
                                    (Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10Q/A (this "Amendment") is being filed by STWC Holdings, Inc. (the "Company") to amend the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, which was originally filed with the Securities and Exchange Ciommission (the "SEC") on September 16, 2019 (the "Quarterly Report").

The Company is filing this Amendment solely to correct the designated period covered by the Quarterly Report as referenced on the SEC website. The Company's edgarizing firm inadvertently described the period covered by the report as September 13, 2019, rather than July 31, 2019.

Except as describved above, no attempt has been made in this Amendment to modify or update any disclosures in the Quarterly Report. Other than as specifically stated herein, this Amendment continues to speak as of the date of the Quarterly Report, and the Compoany has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Quarterly Report. Accordingly, this Amendment should be read in conjunction with the Quarterly Report.

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	4

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 – Quantitative and Qualitative disclosures about market risk	27

Item 4 – Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	27
Item 2 – Unregistered sales of equity securities and use of proceeds	27
Item 3 – Defaults upon senior securities	28
Item 6 – Exhibits	28

SIGNATURES	29

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

STWC HOLDINGS, INC.

September 17, 2019 By: /s/ Erin Phillips
                                                          Erin Phillips, CEO
                                                                                                               (Principal Executive, Financial and Accounting Officer)