Form 10-Q
period 2019-10-31
STWC. Holdings, Inc.
filed 2019-12-23
CIK 1400683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,482,156 shares of common stock as of December 9, 2019.

i

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

STWC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2019	January 31, 2019
ASSETS
Current assets:
Cash	$5,818	$2,965
Accounts Receivable, net	17,016	56,459
Inventory	52,617	29,786
Prepaid expenses and other assets	5,381	19,675
Total current assets	80,832	108,885
Property and equipment, net	18,163	2,767
Intangible assets, net	8,678	9,452
Right-of-use asset	437,469	-
Notes receivable and equity-method investments, related parties	597,850	452,709
Total assets	$1,142,992	$573,813

LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable	$518,372	$447,626
Accrued expenses	677,345	437,388
Accrued expenses, related party	384,011	218,165
Advance held in trust for related parties	32,745	-
Loan to related party	67,960	32,021
Deferred revenue	166,500	192,500
Lease liability	139,887	-
Notes payable, current, net of discount	818,856	274,282
Total current liabilities	2,805,676	1,601,982
Lease liability	300,497	-
Long-term loan from related party	-	48,240
Long-term notes payable	25,000	125,000
Total liabilities	3,131,173	1,775,222

Stockholders’ deficit
Common stock, par value $0.00001, 500,000,000 shares authorized, 34,537,156 and 33,792,589 issued and outstanding at October 31, 2019 and January 31, 2019, respectively.	346	338
Additional Paid in Capital	8,242,010	7,238,361
Retained deficit	(10,204,683)	(8,440,108)
Parent’s Stockholder deficit	(1,962,327)	(1,201,409)
Non-controlling interest	(25,854)	-
Total stockholders’ deficit	(1,988,181)	(1,201,409)
Total liabilities and stockholders’ deficit	$1,142,992	$573,813

See accompanying notes.

STWC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2019	2018	2019	2018

Consulting Services	$168,650	$12,500	$230,419	$143,749
Product sales	22,095	-	45,506	-
Cost of consulting services	(56,732)	(12,500)	(81,373)	(24,943)
Gross profit	134,013	-	194,552	118,806

Operating costs and expenses
Rents and other occupancy	19,108	13,500	61,064	39,516
Compensation	186,772	148,856	496,241	433,341
Professional, legal and consulting	111,739	335,429	469,485	420,518
General and administrative	164,339	79,885	387,777	221,536
Depreciation and amortization	472	435	1,964	1,304
Total operating costs and expenses	482,430	578,115	1,416,531	1,116,215

Other income (expense)
Interest expense	(283,704)	-	(528,417)	-
Other income/(expenses)	-	(114,986)	4	(116,726)
Impairment on investment	-	-	(2,739)	-
Loss on investment in affiliate	(13,359)	(10,129)	(37,298)	(10,129)
Total other income (expense)	(297,063)	(125,115)	(568,450)	(126,855)

Loss from continuing operations, before provision for taxes on income	(645,480)	(703,230)	(1,790,429)	(1,124,264)
Provision for taxes on income	-	-	-	-
Net loss before non-controlling interest	(645,480)	(703,230)	(1,790,429)	(1,124,264)
Less: net loss attributable to non-controlling interest	(6,997)	-	(25,854)	-
Net loss attributable to parent	$(638,483)	$(703,230)	$(1,764,575)	$(1,124,246)

Net loss attributable to common shareholders
Basic earnings and fully diluted loss per common share	$(0.02)	$(0.02)	$(0.06)	$(0.04)

Basic and fully diluted weighted average number of shares outstanding	30,323,996	29,437,372	30,674,242	27,914,571

See accompanying notes.

STWC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,790,429)	$(1,124,264)
Depreciation and amortization	1,964	755
Accretion of debt discount	424,311	-
Change in intangible assets	-	549
Shares issued for services	244,500	-
Loss from equity investment in unconsolidated subsidiary	37,298	10,129
Stock based compensation	32,953	183,775
Changes in assets and liabilities
Accounts receivable	63,493	(43,998)
Inventory	(22,831)	(17,898)
Right-of-use asset	2,915	-
Notes receivable, related party	(316,706)	(409,272)
Prepaid expenses and other assets	14,294	(11,289)
Accounts payable	307,152	543,152
Accrued expenses	207,695	-
Deferred revenue	(26,000)	26,000
Net cash flow used in operating activities	(819,701)	(842,361)
Cash flows from investing activities:
Purchase of fixed assets	(8,751)	-
Investment in Intangible assets	-	(2,250)
Proceeds from consolidation of subsidiary	665	(152,983)
Net cash flow used in investing activities	(8,086)	(155,233)
Cash flows from financing activities:
Proceeds from issuance of stock	80,000	683,200
Proceeds from warrant exchange	-	42,150
Proceeds from debt	571,000	225,000
Proceeds from related party loans	31,048	49,562
Payments to related party loans	(26,408)	-
Proceeds from related party loans, restricted cash	175,000	-
Net cash flows from financing activities	830,640	999,912
Net cash flows	2,853	2,318
Cash and equivalent, beginning of period	2,965	27,925
Cash and equivalent, end of period	$5,818	$30,243

Supplemental cash flow disclosures:
Cash paid for interest	$223	$6,477
Non-cash transaction
Shares issued for services	$244,489	$-
Conversion of related party advances	-	$402,508
Acquisition of interest in unconsolidated affiliate	-	$196,438

See accompanying notes.

STWC HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICT)

(Unaudited)

	Common Stock		Additional Capital in excess of	Accumulated
	Shares	Amount	par value	Deficit	NCI	Total
Balance, January 31, 2018	27,140,550	$271	$5,325,413	$(6,164,832)	$-	$(839,148)
Net loss	-	-	-	(228,361)	-	(228,361)
Balance, April 30, 2018	27,140,550	$271	5,325,413	(6,393,193)	-	(1,067,509)
Net loss	-	-	-	(192,673)	-	(192,673)
Balance, July 31, 2018	27,140,550	$271	$5,325,413	$(6,585,866)	$-	$(1,260,182)
Private share offering	3,416,000	34	683,166	-	-	683,200
Warrants	281,000	3	42,147	-	-	42,150
Shares issued in exchange for debt	2,012,539	21	402,487	-	-	402,508
Investment in subsidiary	500,000	5	99,995	-	-	100,000
Warrants issued for services	-	-	96,438	-	-	96,438
Beneficial conversion feature on convertible debt	-	-	225,000	-	-	225,000
Stock based compensation	-	-	76,000	-	-	76,000
Net loss	-	-	-	(703,230)	-	(703,230)
October 31, 2018	33,350,089	$334	$6,950,646	$7,289,096	-	$(338,116)

Balance, January 31, 2019	33,792,589	$338	$7,238,361	$(8,440,108)	$-	$(1,201,409)
Private share offering	80,000	1	41,352	-	-	41,353
Warrants	-	-	38,647	-	-	38,647
Stock based compensation	-	-	13,181	-	-	13,181
Net loss	-	-	-	(431,484)	-	(431,484)
Balance, April 30, 2019	33,872,589	$339	$7,331,541	$(8,871,592)	$-	$(1,539,712)
Shares issued for services	583,287	6	188,494	-	-	188,500
Beneficial conversion feature on convertible debt	-	-	415,000	-	-	415,000
Stock based compensation	-	-	9,886	-	-	9,886
Investment in subsidiary	-	-	110,467	-	-	110,467
Net loss	-	-	-	(694,608)	(18,857)	(713,465)
Balance, July 31, 2019	34,455,876	$345	$8,055,388	$(9,566,200)	$(18,857)	$(1,529,324)
Shares issued for services	506,000	5	55,995	-	-	56,000
Shares issued in exchange for debt	75,280	1	17,999			18,000
Beneficial conversion feature on convertible debt	-	-	102,738	-	-	102,738
Stock based compensation	-	-	9,884	-	-	9,884
Investment in subsidiary	(500,000)	(5)	5	-	-	-
Net loss	-	-	-	(638,483)	(6,997)	(645,480)
Balance, October 31, 2019	34,537,156	$346	$8,242,010	$(10,204,683)	$(25,854)	$(1,988,181)

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

Note 2 – Summary of significant accounting policies

Basis of presentation - The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has elected a fiscal year ending on January 31. Certain balance sheet classifications have been made to prior period balances to reflect the current period’s presentation format. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Going Concern and Management’s Plan - Our Consolidated Financial Statements as of and for the period ended October 31, 2019 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate assets.

Our ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. We can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms.

Use of estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying financial statements include but are not limited to following: those related to revenue recognition, allowance for doubtful accounts and notes receivable and unbilled services, lives and recoverability of equipment and other long-lived assets, realization of deferred tax assets, valuation of equity-based transactions, contingencies and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

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

Accounts Receivable – Accounts receivable are recorded at the net value of face amount less an allowance for doubtful accounts. The Company evaluates its accounts receivable periodically based on specific identification of any accounts receivable for which the Company deems the net realizable value to be less than the gross amount of accounts receivable recorded; in these cases, an allowance for doubtful accounts is established for those balances. In determining its need for an allowance for doubtful accounts, the Company considers historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, the Company’s actual experience may vary from its estimates. If the financial condition of its clients were to deteriorate, resulting in their inability or unwillingness to pay the Company’s fees, it may need to record additional allowances or write-offs in future periods.

The allowance for doubtful accounts, if any, is recorded as an expense within general and administrative expenses. As of October 31, 2019, and January 31, 2019, the Company’s allowance for doubtful accounts was $67,165 and nil, respectively. The Company recorded bad debt expense during the three and nine months ended October 31, 2019 of $67,165.

Prepaid expenses and other assets – Prepaid expenses and other current assets consist of various payments the Company has made in advance for goods or services to be received in the future. As of October 31, 2019, prepaid expenses were comprised of advance payments made to third parties for general expenses. Prepaid general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Tenant improvements and office equipment – Tenant improvements and office equipment are recorded at cost and are depreciated under straight line methods over each item’s estimated useful life. Management reviews the Company’s tenant improvements and office equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Maintenance and repairs of property and equipment are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Tenant improvements and office equipment, net of accumulated amortization and depreciation are comprised of the following:

	October 31, 2019	January 31, 2019
Leasehold improvements	$10,951	$2,200
Office equipment, furniture and fixtures	34,981	26,276
	45,932	28,476
Accumulated amortization and depreciation	(27,768)	(25,709)
	$18,163	$2,767

Tenant improvements are amortized over the term of the lease, and office equipment is depreciated over its useful lives, which has been deemed by management to be three years. Amortization and depreciation expense related to tenant improvements and office equipment for the three months ended October 31, 2019 and 2018 was $252 and $252, respectively. Amortization and depreciation expense related to tenant improvements and office equipment for the nine months ended October 31, 2019 and 2018 was $1,191 and $755 respectively.

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

STWC HOLDINGS, INC

Notes to the Unaudited Consolidated Financial Statements

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

Trademarks – Trademarks and other intangible assets are stated at cost and are amortized using the straight-line method over fifteen years. Amortization expense for the three months ended October 31, 2019 and 2018 was $220 and $183, respectively. Amortization expense for the nine months ended October 31, 2019 and 2018 was $773 and $549, respectively.

Trademarks	October 31, 2019	January 31, 2019
Gross carrying amount	$13,260	$13,260
Accumulated amortization	4,582	3,809
Net intangible assets	$8,678	$9,451

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

STWC HOLDINGS, INC

Notes to the Unaudited Consolidated Financial Statements

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

The revenue by contract type for the periods ending October 31, 2019 and 2018 are listed in the table below:

	2019	2018
Hourly fee contracts	$-	$-
Fixed fee contracts	92,500	127,500
Monthly fee contracts	137,919	3,749
	$230,419	$131,249

Deferred revenue as of October 31, 2019 and January 31, 2019 was $166,500 and $192,500, respectively. The Company is unable to determine timing for revenue recognition at this time for its deferred revenue due to state regulation changes.

Product Sales

Revenue from product sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectability is reasonably assured. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. Product sales for the sales for the three and nine months ended October 31, 2019 was $22,095 and $45,506, respectively.

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

STWC HOLDINGS, INC

Notes to the Unaudited Consolidated Financial Statements

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

Note 3 – Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, we have not achieved profitable operations, and have cumulative losses through October 31, 2019 of $10.2 million. The Company’s losses to date raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s achieving a sustainable level of profitability. The Company intends to continue financing its future development activities and its working capital needs largely from the private sale of the Company’s securities, with additional funding from other traditional financing sources, including convertible term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. However, the financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

STWC HOLDINGS, INC

Notes to the Unaudited Consolidated Financial Statements

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

As of October 31, 2019, maturities of the lease liabilities are as follows:

For the Fiscal Year Ending January 31,
Remaining 2019	$34,972
2020	139,887
2021	125,865
2022	83,796
2023	55,863
Total minimum lease payments	$440,384

During the three months ended October 31, 2019 and 2018, rent expense was $19,108 and $13,500, respectively. During the nine months ended October 31, 2019 and 2018, rent expense was $61,064 and $39,516, respectively.

Note 6 – Notes Receivable-Related Parties

The Company has management and licensing agreements with a private entity in Puerto Rico 39% owned by the Company’s CEO, Erin Phillips, to operate four dispensaries and one cultivation operation in Puerto Rico. In conjunction with these agreements, the Company has begun providing funds to operate the Puerto Rico operations, which will be evidenced by a promissory note. The terms have not been finalized on this note and currently there is no specified terms to the agreement. Through October 31, 2019 the Company has advanced $280,607 related to the note.

The Company has management and licensing agreements with two private entities in Oklahoma. STWC has a 25% ownership in 2600 Meridian LLC, and an option to acquire 25% interest in HWH Farms, LLC. In conjunction with these agreements, the Company has begun providing funds for start-up and development costs, which will be evidenced by a promissory note. The terms have not been finalized on these notes and currently there is no specified terms to the agreement. Through October 31, 2019 the Company has advanced $121,655 to 2600 Meridian, LLC and recognized a loss on investment of $31,988. The Company has advanced $197,669 to HWH Farms, LLC related to the notes.

STWC HOLDINGS, INC

Notes to the Unaudited Consolidated Financial Statements

Note 7 – Related Party

The Company has entered into separate management and licensing contracts with STWC Sorrento Valley, LLC which is partially owned by the Company’s CEO, Erin Phillips. Ms. Phillips owns 27.5% of the STWC Sorrento Valley, LLC. Ms. Phillips allocated $200,000 of the Green Acres note to fund the related project in California as directed by the note agreement which reduced the liability to Ms. Phillips for loan advances received as of October 31, 2019.

The Company manages its cash flow by utilizing related party loans. During the nine months ended October 31, 2019 and 2018 the company had net borrowings of $35,939 and $106,139, respectively, from related parties to fund operations. The loans do not carry any interest. The Company converted an accrued expense with a related party to a note payable in the amount of $60,300 in January 2019. As of October 31, 2019, the Company reflected current loans payable to related parties of $67,960.

The Company received $125,000 for the benefit of the Puerto Rico entities and is disbursing these funds to operate the Puerto Rico operations, the balance as of October 31, 2019 was $32,745. In addition, the Company received $50,000 for the benefit of 2600 Meridian LLC; all the funds have been used to cover start-up and development costs. The funds held for related party entities are included as advances held in trust liabilities on the balance sheet.

Note 8 – Notes Payable

Note purchase and security agreement – On August 29, 2018, the Company entered into a Note Purchase and Security Agreement with Richland Fund, LLC., a Delaware limited liability company. Pursuant to the Agreement, Richland agreed to purchase Convertible Promissory Notes of the Company in the aggregate principal amount of $225,000, funded in three tranches, (i) $100,000.00 (the “First Note”), (ii) $67,000.00 (the “Second Note”), and (iii) the balance of $58,000.00 (the “Third Note”). The Notes bear 12% interest per annum, with the last payment under the Notes due December 15, 2020. The Notes are secured by all assets of the Company and guarantees from Shawn and Erin Phillips. Principal and interest payments are to commence on August 1, 2019, no payments were made during the three months ended October 31, 2019.

The Notes are convertible into common stock of the Company. The conversion price will be equal to the lower of (i) $0.15 cents per share (ii) or the average of the closing bid price of the Company’s common stock taken over the three trading days prior to conversion or (iii) upon any issuance by the Company of common stock, or a security that is convertible into common stock, at a price lower than a net receipt to the Company of $0.15 per share, at such price that shall be at the same discount ratio as on the funding date. The conversion price of the Notes will be further subject to proportional adjustment for stock splits, reverse stock splits or combinations of shares, stock dividends, and the like. There are penalties for failure to timely deliver conversion shares. The company recognized a beneficial conversion feature on the notes as a discount and additional paid in capital of $225,000. The company has recognized $40,909 in interest expense for the amortization of the debt discount for the three months ending October 31, 2019 and $122,727 during the nine months ending October 31, 2019.

In connection with the funding agreement, the Company agreed to form and organize a subsidiary. The Company and lender are in discussions regarding the assets to be held in the subsidiary; nothing has been finalized as of the issuance date.

Loan Agreement – On April 6, 2018, the Company entered into a loan agreement with Green Acres Partners A, LLC, (the “lender”) whereby the lender agreed to loan to the Company $205,000. The loan proceeds are to be used specifically for the capital needs of two related party projects in San Diego, California. The interest rate on the notes is 12% per annum and monthly interest payments are due the first day beginning no later than August 1, 2019; thereafter the Company shall pay interest and principal on 60% of the Company’s ownership percentage of the available profits from the San Diego projects. The loan is personally guaranteed by Shawn Phillips, the husband of Erin Phillips, CEO. No payments were made during the three months ended October 31, 2019.

Secured Promissory Note – On December 7, 2018, the Company entered into a 15% Secured Promissory Note with Richland Fund, LLC, (the “lender”) whereby the lender agreed to loan to the Company $126,100. The interest rate on the note is 15% per annum and monthly interest payments are due the first day each month beginning January 1, 2019. If any interest payment remains unpaid and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 20% per annum, until the past due interest amount is paid in full. The note originally matured on March 7, 2019 but was extended to a maturity date of August 1, 2019, no payments were made during the three months ended October 31, 2019.

STWC HOLDINGS, INC

Notes to the Unaudited Consolidated Financial Statements

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

Under the Note, Power Up may convert all or a portion of the outstanding principal of the Note into shares of common stock of the Company beginning on the date which is 180 days from the date of the Note, at a price equal to 61% of the lowest trading price during the 20 trading day period ending on the last complete trading date prior to the date of conversion; provided, however, that Power Up may not convert the Note to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. The company recognized a beneficial conversion feature on the notes as a discount and additional paid in capital of $102,738. The company has recognized $42,761 in interest expense for the amortization of the debt discount for the three and nine months ending October 31, 2019.

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

Crown Bridge may, at any time, convert all or any part of the outstanding principal of the Note into shares of our common stock at a price per share equal to 60% (representing a 40% discount rate) of the lowest trading price of the common stock during the 20 trading day period ending on the last complete trading day prior to the date of conversion. If the conversion price is equal to or lower than $0.35 per share, an additional 15% discount will be applied (resulting in a 55% discount rate, assuming no other adjustments); if the Company is unable to deliver converted shares via DWAC, an additional 10% discount will be applied (resulting in a discount rate of 50%, assuming no other adjustments); if the Company fails to comply with our reporting requirements under the Exchange Act, an additional 15% discount will be applied (resulting in a discount rate of 55%, assuming no other adjustments); and if the Company fails to maintain our status as “DTC Eligible” or if at any time the conversion price is lower than $0.10, an additional 10% discount will be applied (resulting in a discount of 65%, assuming no other adjustments except for the 15% discount due to the conversion price below $0.35).  Crown Bridge may not convert the Note to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of our issued and outstanding common stock.  The Company has also granted piggy-back registration rights for the shares issuable upon conversion of the Note. The company recognized a beneficial conversion feature on the notes as a discount and additional paid in capital of $100,000. The company has recognized $25,137 in interest expense for the amortization of the debt discount for the three months ending October 31, 2019 and $50,000 during the nine months ending October 31, 2019.

STWC HOLDINGS, INC

Notes to the Unaudited Consolidated Financial Statements

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

The Tangiers Note is convertible at the option of Tangiers at a conversion price of $0.65 per share, subject to adjustment in the event of a forward split, stock dividend, or the like, but not adjusted in the event of a reverse split, recombination, or the like. If a prepayment is made within 90 days, the Company must pay an amount equal to 110% of the principal amount so paid; from 91 to 120 days, the Company must pay an amount equal to 120% of the principal amount so paid; and from 121 to 180 days, the Company must pay an amount equal to 130% of the principal amount so paid. Upon the occurrence of an event of default, as such term is defined under the Tangiers Note, at the holder’s election, the Note will be immediately due and payable in cash at an amount equal to the principal amount due, plus an additional amount equal to 30% of the principal amount.  In addition, five days following acceleration of the repayment of the Note, interest will accrue at the rate of 20% per annum or the maximum legal rate.  The Company has also caused their transfer agent to reserve not less than 7,500,000 shares of the Company’s common stock for issuance upon conversion. The company recognized a beneficial conversion feature on the notes as a discount and additional paid in capital of $165,000. The company has recognized $82,951 in interest expense for the amortization of the debt discount for the three months ending October 31, 2019 and $119,918 during the nine months ending October 31, 2019.

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

 STWC HOLDINGS, INC

Notes to the Unaudited Consolidated Financial Statements

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

FirstFire may, at any time, convert all or any part of the outstanding principal and interest, including default interest, of the Note into shares of the company’s common stock at the lower of $0.75 per share or a price per share equal to 55% (representing a 45% discount rate) of the lowest trading price of the common stock during the 20 trading day period prior to the date of conversion. FirstFire may not convert the Note to the extent that such conversion would result in beneficial ownership by FirstFire and its affiliates of more than 4.99% of our issued and outstanding common stock, or up to 9.99% at the option of FirstFire.  The Company has agreed to reserve for issuance the greater of 25,000,000 shares or the number of shares equal to 3.5 times the number of shares issuable upon conversion of the Note. The company recognized a beneficial conversion feature on the notes as a discount and additional paid in capital of $150,000. The company has recognized $50,365 in interest expense for the amortization of the debt discount for the three months ending October 31, 2019 and $73,905 during the nine months ending October 31, 2019.

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

STWC HOLDINGS, INC

Notes to the Unaudited Consolidated Financial Statements

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

Note 9 – Stockholders Equity

Common Stock

On February 4, 2019, the Company initiated a private equity offering to accredited investors (the “Offering”) in accordance with Regulation D under the Securities Act of 1933 (“Securities Act”). The Offering consisted of 2,000,000 units with each unit consisting of one share of the Company’s Common Stock and a warrant to purchase an additional share of common for $2.00 at any time prior to January 31, 2022. During the period ended October 31, 2019, 80,000 units were sold at a price per unit of $1.00, for offering proceeds of $80,000. The company allocated proceeds at the estimated fair value of the common shares and warrants for value of $41,353 and $38,647, respectively.

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

From time to time the Company offers shares in-lieu of cash for consulting, investor relations and legal services. During the three months ended October 31, 2019 the Company issued 506,000 shares of its common stock for services performed.

Warrants

	Number of Warrants	Exercise Price	Wtgd Avg Calculation	Wtgd Avg Remining Life
Balance at 1/31/2018	2,224,700	$5.00	$11,123,500	1.00

Granted	2,000,000	0.16	$322,000
Exercised	(311,000)	0.16	$(49,650)
Cancelled	(2,013,700)	5.00	$(11,091,850)

Balance at 1/31/2019	1,900,000	$0.16	$304,000	1.71

Granted	1,430,000	1.25	$1,785,000
Exercised	-	-	-
Cancelled	-	-	-

Balance at 10/31/19	3,330,000	$0.63	$2,089,000	2.39

Stock Options

The Company has 250,000 stock options outstanding at October 31, 2019 and recognized $9,887 for the three months ended and October 31, 2019, and $32,953 for the nine months ended October 31, 2019 in stock compensation. The Company has $164,765 in unrecognized stock compensation expense.

STWC HOLDINGS, INC

Notes to the Unaudited Consolidated Financial Statements

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

The assumptions used in the fair value calculations are as follows for the period ended October 31, 2019:

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

The Company has not paid any interest or principal on the note purchase and security agreement dated August 29, 2018, with Richland Fund, LLC.  Commencing August 2, 2019 the interest rate on the unpaid interest and principal increased to 18% per annum, until the past due interest amount is paid in full.  As of the filing date of this report, we owe approximately $87,143 for the principal and past due interest.

The Company has failed to make the required monthly interest payments on the loan agreement dated April 6, 2018, with Green Acres Partners A, LLC.  As of the filing date of this report, we owe approximately $22,703 for this past due interest.

The Company has not paid any interest or principal on the secured promissory note dated December 7, 2018, with Richland Fund, LLC.  Commencing August 2, 2019 the interest rate on the unpaid interest and principal increased to 20% per annum, until the past due interest amount is paid in full.  As of the filing date of this report, we owe approximately $148,226 for the principal and past due interest.

In November 2019 Power Up Lending converted $8,000 of the principal amounts due in accordance with the conditions of the convertible note into 260,586 shares of our common stock, respectively. The remaining principal balance under the note is $77,000.

In November 2019 Crown Bridge Partners, LLC converted $5,250 of the principal amounts due in accordance with the conditions of the convertible note into 150,000 shares of our common stock, respectively. The remaining principal balance under the note is $95,500.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Historical Overview

Since the change in our business operations in 2017, we have secured debt and equity funding for operations from various sources, including the following:

Equity Funding

On February 4, 2019, the Company initiated a private equity offering to accredited investors (the “Offering”) in accordance with Regulation D under the Securities Act of 1933 (“Securities Act”). The Offering consisted of 2,000,000 units with each unit consisting of one share of the Company’s Common Stock and a warrant to purchase an additional share of common for $2.00 at any time prior to January 31, 2022. During the nine months ended October 31, 2019 80,000 units were sold at a price per unit of $1.00, for offering proceeds of $80,000. The company allocated proceeds at the estimated fair value of the common shares and warrants for value of $41,353 and $38,647, respectively.

Power Up Convertible Debt Funding

In February 2019 we secured funding through a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a convertible promissory note (the “First Tranche Note”) in the face amount of $103,000. The First Tranche Note matures on February 13, 2020, and bears interest at 12% per annum, increasing to 22% after maturity. Power Up may convert all or a portion of the outstanding principal of the First Tranche Note into shares of our common stock beginning on the date which is 180 days from the date of the First Tranche Note, at a price equal to 61% of the lowest trading price during the 20 trading day period ending on the last complete trading date prior to the date of conversion; provided, however, that Power Up may not convert the Note to the extent that such conversion would result in beneficial ownership by Power Up and its affiliates of more than 4.99% of our outstanding common stock. During the first months of the First Tranche Note we can prepay the note at premiums ranging from 110% to 135%. The First Tranche Note cannot be prepaid after the 180th day following the date thereof. We are required to reserve for issuance upon conversion of the First Tranche Note, six times the number of shares that would be issuable upon full conversion thereof, assuming the 4.99% limitation were not in effect.  In connection with the First Tranche Note, we have caused our transfer agent to reserve initially 880,969 shares of Common Stock. We received a net amount of $100,000, with $2,500 paid for Power Up’s legal counsel and $500 for Power Up’s due diligence fee.

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

Crown Bridge Partners Convertible Debt Funding

On May 1, 2019 we received funding from Crown Bridge Partners, LLC (“Crown Bridge”) under a Securities Purchase Agreement dated April 18, 2019 (the “SPA”).  Under the terms of the SPA, we received a total of $95,000, after an original issue discount of $5,000, and issued a convertible promissory note dated April 18, 2019, in the principal amount of $100,000 (the “Note”).  In addition, we reimbursed Crown Bridge $2,000 for its legal fees.  We also issued warrants to purchase 60,606 shares of our common stock (the “Warrant”) associated with this transaction. The Warrant may be exercised at any time through the second anniversary date of the Note. The exercise price per share of common stock under the Warrant is $1.65 per share, subject to adjustment, including cashless exercise.  The Warrant also contains a most favored nations provision.

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

Crown Bridge may, at any time, convert all or any part of the outstanding principal of the Note into shares of our common stock at a price per share equal to 60% (representing a 40% discount rate) of the lowest trading price of the common stock during the 20 trading day period ending on the last complete trading day prior to the date of conversion. If the conversion price is equal to or lower than $0.35 per share, an additional 15% discount will be applied (resulting in a 55% discount rate, assuming no other adjustments); if we are unable to deliver converted shares via DWAC, an additional 10% discount will be applied (resulting in a discount rate of 50%, assuming no other adjustments); if we fail to comply with our reporting requirements under the Exchange Act, an additional 15% discount will be applied (resulting in a discount rate of 55%, assuming no other adjustments); and if we fail to maintain our status as “DTC Eligible” or if at any time the conversion price is lower than $0.10, an additional 10% discount will be applied (resulting in a discount of 65%, assuming no other adjustments except for the 15% discount due to the conversion price below $0.35).  Crown Bridge may not convert the Note to the extent that such conversion would result in beneficial ownership by Crown Bridge and its affiliates of more than 4.99% of our issued and outstanding common stock.  We have also granted piggy-back registration rights for the shares issuable upon conversion of the Note.

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

Results of Operations

Comparison of the three months ended October 31, 2019 and 2018

	For the three months ended
	October 31,
	2019	2018	Change

Consulting Services	$168,650	$12,500	$156,150	1249%
Product sales	22,095	-	22,095
Cost of consulting services	(56,732)	(12,500)	(44,232)	354%
Gross profit	134,013	-	134,013

Operating costs and expenses
Rents and other occupancy	19,108	13,500	5,608	42%
Compensation	186,772	148,856	37,916	25%
Professional, legal and consulting	111,739	335,429	(223,690)	-67%
General and administrative	164,339	79,895	84,444	106%
Depreciation and amortization	472	435	37	9%
Total operating costs and expenses	482,430	578,115	(95,685)	-17%

Other income (expense)
Interest expense	(283,704)	-	(283,704)	100%
Other income/(expenses)	-	(114,986)	114,986	100%
Impairment on investment	-	-	-	0%
Loss on debt conversion	-	-	-	0%
Loss on investment in affiliate	(13,359)	(10,129)	(3,230)	100%
Total other income (expense)	(297,063)	(125,115)	(171,948)	137%

Loss from continuing operations, before provision for taxes on income	(645,480)	(703,230)	57,750	-8%
Provision for taxes on income	-	-	-	0%
Net loss before noncontrolling interest	(645,480)	(703,230)	57,750	-8%
Less: net loss attributable to noncontrolling interest	(6,997)	-	(6,997)	100%
Net loss attributable to parent	$(638,483)	$(703,230)	$64,747	-9%

Material changes in line items in our Statement of Operations for the three months ended October 31, 2019 as compared to the same period last year, are discussed below:

●	Product sales – the Company recognized product sales of merchandise and sale of CBD products from its consolidated subsidiary, Meridian A, LLC.

●	Professional, legal, and consulting – Professional legal and accounting/consulting services decreased during the year due to a decrease in consultants used during the three months ended October 31, 2019.

●	General and administrative – Investor relations expenses increased during the period due to a new agreement entered into for approximately $40,000; the company also recognized bad debt expense during the period of $67,165.

●	Interest expense – Interest increased as a result of new debt arrangements over the prior period, in addition to the amortization of the debt discount in the amount of $242,122.

Comparison of the nine months ended October 31, 2019 and 2018

	For the nine months ended
	October 31,
	2019	2018	Change

Consulting Services	$230,419	$143,749	$86,670	60%
Product sales	45,506	-	45,506	100%
Cost of consulting services	(81,373)	(24,943)	(56,430)	226%
Gross profit	194,552	118,806	75,746	64%

Operating costs and expenses
Rents and other occupancy	61,064	39,516	21,548	55%
Compensation	496,241	433,341	62,900	15%
Professional, legal and consulting	469,485	420,518	48,967	12%
General and administrative	387,777	221,536	166,241	75%
Depreciation and amortization	1,964	1,304	660	51%
Total operating costs and expenses	1,416,531	1,116,215	300,316	27%

Other income (expense)
Interest expense	(528,417)	-	(528,417)	100%
Other income/(expenses)	4	(116,726)	116,730	100%
Impairment on investment	(2,739)	-	(2,739)	0%
Loss on debt conversion	-	-	-	0%
Loss on investment in affiliate	(37,298)	(10,129)	(27,169)	100%
Total other income (expense)	(568,450)	(126,855)	(441,595)	348%

Loss from continuing operations, before provision for taxes on income	(1,790,429)	(1,124,264)	(666,165)	59%
Provision for taxes on income	-	-	-	0%
Net loss before noncontrolling interest	(1,790,429)	(1,124,264)	(666,165)	59%
Less: net loss attributable to noncontrolling interest	(25,854)	-	(25,854)	100%
Net loss attributable to parent	$(1,764,575)	$(1,124,264)	$(640,311)	57%

Material changes in line items in our Statement of Operations for the nine months ended October 31, 2019 as compared to the same period last year, are discussed below:

●	Consulting services – the company entered into two new consutlting agreements and recognized $100,000 revenue during the period.

●	Product sales – the Company recognized product sales of merchandise and sale of CBD products from its consolidated subsidiary, Meridian A, LLC. In correlation the company recognized cost of sales related to products.

●	Rents and other occupancy – increased during the period as the company entered into a commercial retail space lease for it’s investment in Oklahoma.

●	General and administrative – Investor relations expenses increased during the period due to new agreements of approximately $163,000; the company also recognized bad debt expense during the period of $67,165.

●	Interest expense – Interest increased as a result of new debt arrangements during the periods, in addition to the amortization of the debt discount in the amount of $434,311.

Liquidity and Capital Resources

Overview

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of October 31, 2019, we had an accumulated deficit of $10,204,683 from operating activities. The Company had total cash on hand of approximately $6,000 as of October 31, 2019. The Company utilizes credit from vendors, borrowings from related parties, and secured third party financing to manage its cash flow. Management believes the change in focus along with our substantial industry knowledge, defined growth strategy, and minimal expense structure will allow us to ultimately achieve profitability. We have restructured our operating expenses sufficiently and believe that our planned sources of revenue will be sufficient to cover these expenses for the foreseeable future.

Our Consolidated Financial Statements as of and for the three and nine months ended October 31, 2019 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate assets.

Our ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. We can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms.

Our net cash flows are as follows:

	For the nine months ended October 31,
	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(819,701)	$(842,361)
Net cash used in investing activities	(8,086)	(155,233)
Net cash provided by financing activities	830,640	999,912
Net change in cash	$2,853	$2,318

Operating Activities

During the nine months ended October 31, 2019, the Company used $819,701 in cash for operations compared to cash used of $842,361 for operations during the nine months ended October 31, 2018. This decrease in cash used for operating activities was due to less cash loaned to affiliates and an increase in accounts payable.

Investing Activities

During the nine months ended October 31, 2019, the Company invested $8,086 in fixed assets, there were $155,233 invested in the prior period primarily an invetmnst in unconsolidated affiliate.

Financing Activities

Our cash provided by financing for the nine months ended October 31, 2019 was $830,640 compared to cash provided of $999,912 for the same period in 2018.

During the period ended October 31, 2019 the company entered into convertible debt funding totaling $571,000 compared to the prior period of $225,000. As of the date of filing, all debt is convertible into the Company’s common shares.

During the period ended October 31, 2018 the company launched a non-public equity offering and raised $683,200 and $42,150 from the corresponding issuance of warrants.

In February 2019 the Company launched a non-public equity offering at $1.00 per unit. We raised cash proceeds of $80,000 and issued 80,000 shares of common stock and 80,000 warrants to purchase common stock at an exercise price of $2.00 per share.

The Company received $125,000 for the benefit of the Puerto Rico entities and is disbursing these funds to operate the Puerto Rico operations, the balance as of October 31, 2019 was $32,745. In addition, the Company received $50,000 for the benefit of 2600 Meridian LLC, all the funds have been used to cover start-up and development costs. The funds held for related party entities are included as advances held in trust liabilities on the balance sheet.

Off Balance Sheet Arrangements

During the quarter ended October 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies.

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction and with the participation of our management, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2019. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of October 31, 2019 primarily based on these criteria, due to material weaknesses resulting from our failure to 1) provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 2) effectively implement comprehensive entity level internal controls, and 3) adequately segregate duties within the accounting department due to an insufficient number of staff.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2019, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the Settlement Agreement with Headgate II, LLC, William A. Shopneck, and Christopher Shopneck (collectively, the “Plaintiffs”) disclosed under Item 3 of our annual report on Form 10-K for the year ended January 31, 2019, we are current in our settlement payments to the Plaintiffs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August we issued 506,000 shares to two consultants for services provided. The shares were issued under Rule 701 Promulgated by the SEC for compensatory services.

During the quarter ended October 31, 2109, Power Up Lending converted $10,000 and $8,000 of the principal amounts due in accordance with the conditions of the convertible note into 24,839 and 50,441 shares of our common stock, respectively. The remaining principal balance under the note is $85,000.

In November 2019 Power Up Lending converted $8,000 of the principal amounts due in accordance with the conditions of the convertible note into 260,586 shares of our common stock, respectively. The remaining principal balance under the note is $77,000.

In November 2019 Crown Bridge Partners, LLC converted $5,250 of the principal amounts due in accordance with the conditions of the convertible note into 150,000 shares of our common stock, respectively. The remaining principal balance under the note is $95,500.

The above note conversions were made pursuant to the exemption from registreation provided by Section 3(a)(9) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

We have a note purchase and security agreement dated August 29, 2018, with Richland Fund, LLC., in the aggregate principal amount of $225,000. The Notes bear 12% interest per annum, with the last payment under the Notes due December 15, 2020. The Notes are secured by all assets of the Company and guarantees from Shawn and Erin Phillips. Principal and interest payments were to commence on August 1, 2019. The Company has not paid any interest or principal on the loan. Commencing August 2, 2019 the interest rate on the unpaid interest and principal increased to 18% per annum, until the past due interest amount is paid in full. As of the filing date of this report, we owe approximately $87,143 for the principal and past due interest.

We have a loan agreement dated April 6, 2018, with Green Acres Partners A, LLC, in the amount of $205,000 repayable in installments and maturing not later than September 1, 2020. The note evidencing the loan is guaranteed by Shawn and Erin Phillips. Monthly interest payments are due the first day beginning no later than August 1, 2019; thereafter we are required to pay interest and principal on 60% of our ownership percentage of the available profits from the San Diego projects. We failed to make the required monthly interest payments.  As of the filing date of this report, we owe approximately $22,703 for this past due interest.

We have a secured promissory note dated December 7, 2018, with Richland Fund, LLC, in the amount of $126,100 which matured on August 1, 2019. The Note bears 15% interest per annum, and monthly interest payments were due the first day each month beginning January 1, 2019. The note originally matured on March 7, 2019 but was extended to a maturity date of August 1, 2019. The Company has not paid any interest or principal on the loan.  Commencing August 2, 2019 the interest rate on the unpaid interest and principal increased to 20% per annum, until the past due interest amount is paid in full. As of the filing date of this report, we owe approximately $148,226 for the principal and past due interest.

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

STWC HOLDINGS, INC.

December 23, 2019	By:	/s/ Erin Phillips
Erin Phillips, CEO
(Principal Executive, Financial and Accounting Officer)